Form 10-Q
period 2021-09-30
WinVest Acquisition Corp.
filed 2021-11-15
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40796

WINVEST ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2451181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Cambridgepark Drive, Suite 301 Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

(617) 658-3094

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one redeemable Warrant, and one right	WINVU	The Nasdaq Stock Market LLC

Common Stock, par value $0.0001 per share	WINV	The Nasdaq Stock Market LLC

Warrants to acquire one-half (1/2) of a share of Common Stock	WINVW	The Nasdaq Stock Market LLC

Rights to acquire one-fifteenth (1/15) of one share of Common Stock	WINVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2021, 14,375,000 shares of common stock, $0.0001 par value, were issued and outstanding.

WINVEST ACQUISITION CORP.

FOR THE PERIOD MARCH 1, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS
Current assets
Cash	$603,204
Prepaid expenses	393,500
Total current assets	996,704

Prepaid expenses, long-term portion	375,173
Marketable securities held in Trust Account	116,150,162
Total assets	$117,522,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$37,567
Related party payables	-
Total current liabilities	37,567
Deferred underwriting commissions	4,025,000
Total liabilities	4,062,567

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.10 per share	116,150,000

Stockholders’ deficit:
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	288
Additional paid-in capital	-
Accumulated deficit	(2,690,816)
Total stockholders’ deficit	(2,690,528)
Total liabilities and stockholders’ deficit	$117,522,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Period from March 1, 2021 (Inception) Through
	September 30, 2021	September 30, 2021

Operating expenses	$66,193	$66,721
Loss from operations	(66,193)	(66,721)

Other income:
Interest income	162	162
	162	162

Loss before income taxes	(66,031)	(66,559)
Benefit from (provision for) income taxes	-	-

Net loss	$(66,031)	$(66,559)

Weighted-average common shares outstanding, basic and diluted	4,402,174	3,534,624
Basic and diluted net loss per common share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from March 1, 2021 (Inception) to September 30, 2021

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 1, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(337)	(337)
Balance at March 31, 2021	2,875,000	288	24,712	(337)	24,663

Net loss	-	-	-	(191)	(191)
Balance at June 30, 2021	2,875,000	288	24,712	(528)	24,472

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	108,049,881	-	108,051,031
Sale of 10,900,000 private placement warrants	-	-	5,450,000	-	5,450,000
Reclassification of common stock subject to possible redemption	(11,500,000)	(1,150)	(108,049,881)	-	(108,051,031)
Accretion of common stock to redemption value			(5,474,712)	(2,624,257)	(8,098,969)
Net loss	-	-	-	(66,031)	(66,031)
Balance at September 30, 2021	2,875,000	$288	$-	$(2,690,816)	$(2,690,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period from March 1, 2021 (Inception) Through
September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(162)
Formation costs paid by third-party	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	(768,673)
Changes in accounts payable and accrued liabilities	37,230
Net cash used in operating activities	(797,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of Units, net of underwriting discounts paid	112,600,000
Cash proceeds from sale of private warrants	5,450,000
Cash proceeds from issuance of common stock to founders	25,000
Payment of offering costs	(523,969)
Net cash from financing activities	117,551,031

NET CHANGE IN CASH	603,204
Cash - Beginning of period	-
Cash - End of period	$603,204

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred underwriting commissions	$4,025,000
Common stock issued for payment of related party advances	$25,000
Common stock subject to redemption	$116,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 1, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

WinVest Acquisition Corp. (“WinVest,” or the “Company”) was incorporated in the State of Delaware on March 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“initial business combination”) with one or more businesses or entities. The Company has selected December 31 as its fiscal year end.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to WinVest Acquisition Corp.

As of September 30, 2021, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Common Stock”), one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one right (the “Rights”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

Each Private Placement Warrant entitles the holders to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account (as defined below) established for the benefit of the Company’s public stockholders.

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of our initial business combination or our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

No compensation of any kind (including finders’, consulting or other similar fees) will be paid to any of our existing officers, directors, stockholders, or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our initial business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our initial business combination.

Management intends to use the excess working capital available for miscellaneous expenses such as paying fees to consultants to assist us with our search for a target business and for director and officer liability insurance premiums, with the balance being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by our insiders, officers and directors in connection with activities on our behalf as described below.

The allocation of the net proceeds available to us outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to us to pay our income and other tax liabilities, represents our best estimate of the intended uses of these funds. In the event that our assumptions prove to be inaccurate, we may reallocate some of such proceeds within the above-described categories. If our estimate of the costs of undertaking due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is insufficient as a result of the current low interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our Sponsor or third parties, Our Sponsor and/or founding stockholders may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our initial business combination, or, at such lender’s discretion. However, our Sponsor and/or founding stockholders are under no obligation to loan us any funds or invest in us. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial business combination.

We will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the Trust Account which are not used to consummate an initial business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

We will have until 15 months from the closing of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by WinVest SPAC LLC, extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public Warrants will expire and will be worthless.

To the extent we are unable to consummate an initial business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19 and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $603,204 in its operating bank account and working capital of $959,137. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the purchase of warrants by our Sponsor held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021, and for the period from March 1, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 23, 2021 and September 16, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. On September 17, 2021, offering costs in the aggregate of $523,969 were recognized, all of which was allocated to the common shares, reducing the carrying amount of such shares.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, upon the closing of the Initial Public Offering including the overallotment, with an additional $100,000 received for expenses.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by charges against additional paid-in capital and accumulated deficit.

Accounting Treatment of Public and Private Warrants

The Company accounts for its Public Warrants and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, were identical to the warrants underlying the Units offered in the Initial Public Offering.

Accounting Treatment for Rights

The Company accounts for its Rights as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Rights meet all the requirements for equity classification under ASC 815, including whether the Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of Rights issuance.

Each Right may be traded separately. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless. The Company has not considered the effect of Rights sold in the Initial Public Offering and the private placement to purchase shares of common stock, since the exercise of the Rights are contingent upon the occurrence of future events.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at September 30, 2021	$116,150,162	$116,150,162	$-	$-

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive.

Shares of common stock subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants and Rights sold in the Initial Public Offering and the private placement to purchase 11,966,667 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and Rights are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on September 17, 2021, the Company sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, which increased to 11,500,000 Units for a total of $115,000,000 when the over-allotment option was exercised in full on September 23, 2021. Each Unit consists of one share of common stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 6).

As of September 30, 2021, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our initial business combination.

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our sponsor, WinVest SPAC LLC (the “Sponsor”) purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Private Placement Warrants

Our Sponsor purchased from us an aggregate of 10,900,000 Private Placement Warrants at a purchase price of $0.50 per warrant, or $5,450,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. A portion of the proceeds we received from the purchase equal to $3,450,000 was placed in the Trust Account so that at least $10.10 per share sold to the public in the Initial Public Offering is held in trust.

Related Party Advances

In order to finance transaction costs in connection with an initial business combination, the Sponsor advanced funds to the Company totaling $220,317. As of September 30, 2021, $0 was outstanding under such advances.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of September 30, 2021. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the date on which the Company consummates its initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the initial business combination of the Company, and otherwise on the terms of the Private Placement Warrants. No such conversions have yet occurred.

Administrative Support Agreement

The Company entered into an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of its prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 23, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, and were paid offering expenses of $100,000 upon the closing of the Initial Public Offering including the overallotment.

As of September 30, 2021, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our business combination.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of common stock having a par value of $0.0001 per share.

In March 2021, the Company issued 2,875,000 founder shares of common stock at a price of approximately $0.01 per share for total cash of $25,000.

Rights

Each Right may be traded separately. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless.

Public Warrants

Each redeemable warrant entitles the registered holder to purchase one half of one share of common stock at a price of $11.50 per full share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an initial business combination and 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire five years from the consummation of an initial Business Combination.

The Company may call the outstanding warrants for redemption (excluding the Private Placement Warrants and warrants underlying the units that may be issued upon conversion of working capital loans), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders (the “Force-Call Provision”), and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The redemption criteria for our warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company calls the warrants for redemption as described above, management of the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.50 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the last sales price of the Common Stock that triggers the Company’s right to redeem the Warrants pursuant to Section 6.1 below shall be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

The Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under ASC 740 – Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company had no material deferred tax assets as of September 30, 2021.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Based upon this review, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to WinVest Acquisition Corp. and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “could,” “would,” “will” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”), our capital stock, debt or a combination of cash, stock and debt.

As of September 30, 2021 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2021 relates to our formation and raising funds through our Initial Public Offering. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The stock exchange listing rules provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”) (excluding the deferred underwriting commissions and taxes payable) at the time of the our signing a definitive agreement in connection with the initial business combination. We will only complete an initial business combination if the post-initial business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that we will be able to successfully effect an initial business combination.

We will have until 15 months from the closing of our Initial Public Offering, or until December 17, 2022, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsor, WinVest SPAC LLC (the “Sponsor”), extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public and Private Warrants will expire and will be worthless.

Results of Operations

All activities through September 30, 2021 were related to our organizational activities, and preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021, we had net losses of $66,031 and $66,559, respectively, consisting mainly of legal and professional fees for our formation. We have no material deferred tax assets as of September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had $603,204 in our operating bank account and working capital of $959,137. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the purchase of warrants by our Sponsor held outside of the Trust Account.

On September 17, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of our common stock, $0.0001 par value per share (the “Common Stock”), one redeemable warrant (the “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one right (the “Right”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by us of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $5,000,000 (such sale, the “Private Placement”). Each Private Placement Warrant entitles the holders to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

On September 23, 2021, our underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Simultaneously with the sale of Over-Allotment Units, we consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000.

We paid a total of $2,400,000 in underwriting discounts, expenses and commissions (not including deferred underwriting commissions of $4,025,000 payable only upon completion of our business combination) and $523,969 for other costs and expenses related to the Initial Public Offering, resulting in aggregate net proceeds from the Initial Public Offering and overallotment of $112,076,031.

As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in the Trust Account established for the benefit of our public stockholders, and we had $638,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering.

For the period from March 1, 2021 (inception) through September 30, 2021, net loss was $66,559 and cash used in operating activities was $797,827, mainly due to cash paid for prepaid insurance.

As of September 30, 2021, we had marketable securities held in the Trust Account of $116,150,162. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $603,204. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

To the extent we are unable to consummate a business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our initial business combination and will be held in the Trust Account until the consummation of such initial business combination.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 1 to our financial statements for further information on our critical accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer, who is also our principal financial and accounting officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC on September 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on September 16, 2021.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2021, pursuant to our Initial Public Offering, we sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, which increased to 11,500,000 Units for a total of $115,000,000 when the over-allotment option was exercised in full on September 23, 2021. Each Unit consists of one share of common stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-258920). The registration statements became effective on September 14, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 10,000,000 Private Placement Warrants to our Sponsor at a purchase price of $0.50 per warrant, or $5,000,000 in the aggregate. Simultaneously with the exercise of the underwriters’ over-allotment option on September 23, 2021, we consummated a sale of an additional 900,000 Private Placement Warrants to our Sponsor in a private placement for an additional $450,000 in gross proceeds, resulting in total gross proceeds from the sales of $5,450,000. The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A portion of the proceeds we received from the purchases of Private Placement Warrants equal to $3,450,000 was placed in the Trust Account so that at least $10.10 per share sold to the public in the Initial Public Offering is held in trust. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. Each Private Placement Warrant entitles the holder to purchase one half (1/2) of one share of common stock at a price of $11.50 per whole share, subject to adjustment.

We will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the Trust Account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officers, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.4	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.5	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.6	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.7	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.9	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORPORATION.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 15, 2021

-23-