Form 10-K
period 2021-12-31
WinVest Acquisition Corp.
filed 2022-04-15
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-40796

WINVEST ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2451181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 Cambridgepark Drive, Suite 301
Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 658-3094

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one redeemable Warrant, and one Right	WINVU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	WINV	The Nasdaq Stock Market LLC
Warrants to acquire one-half (1/2) of a share of Common Stock	WINVW	The Nasdaq Stock Market LLC
Rights to acquire one-fifteenth (1/15) of one share of Common Stock	WINVR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s securities were not publicly traded at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Stock Market on September 15, 2021, and the registrant’s common stock began separate trading on the Nasdaq Stock Market on October 4, 2021. The aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at April 11, 2022, computed by reference to the closing price for the shares of common stock on such date, as reported on the Nasdaq Stock Market, was $114,080,000.

As of April 11, 2022, the Registrant had 14,375,000 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our initial business combination;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	our potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

For a more detailed discussion of these and other factors that could cause the actual results to differ materially from those anticipated in the forward-looking statements, see the factors described under the heading “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. This summary only highlights the more detailed information appearing elsewhere in this Annual Report on Form 10-K. You should read this entire report carefully, including the information under “Risk Factors” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before investing.

●	We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until December 17, 2022 (or until June 17, 2023 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 coronavirus pandemic and the status of debt and equity markets.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern;”

●	Our investors are not entitled to protections normally afforded to investors of blank check companies.

●	We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may not have sufficient working capital to cover our operating expenses.

●	If we combine with Trefis concurrent with our initial business combination, we will become subject to risks affecting Trefis’s business.

●	Even though we currently intend to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our” or “our Company” refer to WinVest Acquisition Corp. References to our “founders” refers to Manish Jhunjhunwala and Jeff LeBlanc. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refers to WinVest SPAC LLC, which is controlled by one of our founders. References to “founder shares” refer to the 2,875,000 shares of Common Stock held or controlled by WinVest SPAC LLC prior to our initial public offering (the “Initial Public Offering”). References to our “initial stockholders” refer to the holders of the founder shares. References to our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsor. References to “Trefis” refer to Insight Guru Inc. References to the “trust account” refer to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $116,150,000 in proceeds from the Initial Public Offering and the Private Placement (as defined below) were placed.

ITEM 1. BUSINESS.

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 1, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. As described further below, concurrent with the completion of our initial business combination, we currently intend to combine with Trefis, owner of www.Trefis.com and of proprietary machine learning algorithms, databases, methodologies, and related technologies (the “Trefis Technology”), which was founded and is partially owned by members of our sponsor and certain members of our board of directors (including our Chief Executive Officer). In addition, certain investors in Trefis also own a majority of our sponsor in the aggregate. We will not, however, complete an initial business combination with only Trefis, and we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business.

Trefis is a business and financial data analytics and technology company. Trefis utilizes the Trefis Technology to develop and produce business and financial research and analysis. The research and analysis produced by the Trefis Technology reaches millions of users directly and through partnerships with its media, online brokerage, and other clients.

While we may pursue an acquisition opportunity in any industry or sector, we intend to focus our initial search on target businesses in the financial services industry, with a particular focus on financial media, brokerage, banking, investing, and wealth management that would be complemented by the Trefis Technology. We currently intend to capitalize on our management team and board’s reputation in the sector, our operating expertise, and our industry network in order to identify and to complete an initial business combination. Members of our management team, board and advisory board are recognized leaders in the digital financial services industry and have experience in operating prominent companies and divisions of leading financial services companies in this domain. In addition, our management team, through long-standing industry relationships, has global access to the operating, venture capital, and financial sponsor communities, which we believe will be useful in supplementing our pipeline of potential target acquisition opportunities.

We believe that the experience and capabilities of our management team and the Trefis Technology platform will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the post-business combination company.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $0.50 per Private Warrant to the sponsor, generating gross proceeds of $5,000,000 (such sale, collectively with the sale of the Additional Private Warrants (as defined below), the “Private Placement”). Each Private Warrant entitles the holders to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Warrants are identical to the Public Warrants.

On September 23, 2021, our underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Simultaneously with the sale of Over-Allotment Units, we consummated a private sale of an additional 900,000 Private Warrants (the “Additional Private Warrants”) to the sponsor at a purchase price of $0.50 per Private Warrant, generating gross proceeds of $450,000.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placements, $116,150,000 in the aggregate, were placed in the trust account.

Our Management Team, Board and Advisors

Our management team, board of directors and advisory board consist of seasoned industry executives, with proven track records of:

●	Operating fast growing digital businesses across financial services and adjacent industries;

●	Developing scaled digital financial services offerings;

●	Growing prominent companies, both organically and through acquisitions;

●	Securing strategic relationships and implementing successful customer acquisition strategies;

●	Building digital infrastructure;

●	Applying technology to differentiate customer experience and the brand;

●	Utilizing big data, machine learning and artificial intelligence to generate value-added consumer insight and experience;

●	Building cohesive and productive management teams;

●	Functioning in an advisory capacity and providing governance to operational leadership teams;

●	Sourcing, structuring, financing, acquiring and selling businesses; and

●	Fostering relationships with sellers, investors and target management teams.

Members of our advisory board have experience as executives, in leading corporate strategy and investing experience. Our advisory board members’ skills as investors, financial information and technology strategists, investment advisors and corporate advisors further support our ability to identify and drive value in our initial business combination through their sourcing channels, relationship networks and leadership experience.

We believe that the experience and capabilities of our management, our board of directors and our advisory board will make us an attractive partner to potential target businesses, enable us to pursue a broad range of opportunities, enhance our ability to complete a successful combination and be accretive to our potential target business upon the completion of the initial business combination. However, our management team’s experience and capabilities do not guarantee a successful initial business combination. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until we complete our initial business combination. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Acquisition Strategy

Our objective is to create a scalable digital financial media and investing platform with the infrastructure to continuously support and grow bolt-on acquisitions for financial return. We intend to create this platform through the consummation of our initial business combination, by targeting businesses with meaningful scale, digital infrastructure and product, and immediately identifiable cost synergies. We then intend to further enhance stockholder value by identifying and completing additional acquisitions, implementing operational improvements, and expanding the targets’ product offerings.

We believe that many businesses in the financial media and investing sectors could benefit from access to the public markets, but have thus far been unable to access these markets due to a number of factors, including standalone lack of scale. We expect to utilize our management team’s experience in operating and leading successful big data and analytics, artificial intelligence and digital financial services companies and significant relationships in these sectors to achieve our objective. Our selection process will leverage our management team’s deep and trusted contacts in the financial sector, which we believe will provide us with access to attractive business combination opportunities in these sectors.

We believe that we are in a unique position to capitalize on the expected financial industry digitization. Our management team has a strong thesis about the opportunity that may be generated through a leading big data and analytics platform applied to media and investing in the financial services space. We believe that the combined entity will have the potential to go on to become a scale financial services industry leader. We believe that the implementation of our strategy will provide considerable upside potential through increased audience, advertising revenue, and financial products revenue along with significant operating leverage provided from a scaled, fully digital platform.

Trefis Business

Trefis is a business and financial data analytics and technology company, which was founded and is partially owned by members of our sponsor, WinVest SPAC LLC, and certain members of our board of directors (including our Chief Executive Officer). Trefis is headquartered in Cambridge, MA, and owns www.Trefis.com, as well as the Trefis Technology.

Trefis utilizes the Trefis Technology to develop and produce business and financial research and analysis. The research and analysis produced by the Trefis Technology reaches millions of users directly and through partnerships with its media, online brokerage, and other clients. In 2018, Trefis launched a major, organization-wide initiative, with an end-goal of creating a system that operates with an effectiveness equivalent to that of a group of over one million analysts. This initiative included the build out of advanced research and analytical systems driven by proprietary machine learning algorithms, databases, and methodologies. The novel system learns from approaches of successful investors and executives, performs millions of calculations, and produces 10,000+ analyses and insights monthly. Assessments of the rapidly evolving system to date have produced promising, actionable results, attracted investor capital, and received broad partnership interests.

Concurrently with our initial business combination, we currently intend to merge with Trefis. The resulting combined company would inherit our Nasdaq listing and its securities would be publicly traded. We currently anticipate that the combined company will be managed by our existing management team (some of whom also serve as members of the senior management team of Trefis). We believe that the combination of Trefis, us and a target business in the financial services industry would allow the resulting combined company to leverage Trefis’s technology platform and our experienced management team and offer significant synergies and long-term value creation opportunities for our stockholders and serve as a platform for further growth.

We have not entered into any letter of intent or definitive agreement with Trefis, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we currently intend to merge with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a merger with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Trefis. In addition, we will likely not consummate a merger with Trefis if the target business with respect to our initial business combination is not within the financial services industry or related sectors. If we pursue a merger with Trefis concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Trefis) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Trefis is fair to our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any merger with Trefis as are applicable to our initial business combination and described elsewhere in this Annual Report on Form 10-K. We will only complete a combination with Trefis, if at all, simultaneously with, or subsequent to, our initial business combination. For the avoidance of doubt, the requirement that we complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) does not apply to any potential combination with Trefis.

Investment Criteria

We intend to identify companies that have compelling growth potential and a combination of the characteristics listed below. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria.

●	We are focusing on businesses that operate category-leading digital financial media and services brands, where we can leverage our management team’s experience as acquirers, operators, and investors and extensive network of industry leaders.

●	We are prioritizing businesses that exhibit attractive customer and financial metrics, including demonstrated revenue scale and growth and a clear path to profitability.

●	We are focusing on businesses with which we would have the ability to efficiently unlock revenue synergies, synergies of scale, and/or operational synergies.

●	We are focusing on businesses that have significant embedded or underexploited expansion opportunities, have been underinvested in by current owners, or where a strategic relationship or business combination with Trefis and additional acquisitions could unlock significant potential synergies.

●	We are focusing on businesses that own established, trusted, multi-platform IP.

●	We are focusing on businesses that have identifiable and implementable opportunities for value creation through acquisitions, capital investment in organic growth strategies, or generation of greater operating efficiencies.

●	We are focusing on businesses that can benefit from a public listing and access to the public capital markets and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC. We intend to identify companies that have compelling growth potential and a combination of the characteristics listed below. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of our initial business combination. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our Initial Public Offering and the Private Placement are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we may only have the ability, as a result of our limited resources, to effect only a single business combination.

Subject to the limitations that a target business has a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for our public stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources may have read our prospectus and other securities filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, advisory board members or insiders other than Trefis. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for our public stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. The fair market value of Trefis will not count toward satisfying the 80% test. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. The board of directors, in light of its fiduciary obligation to stockholders, would be required to determine whether it is capable of valuing the target company based on the experience of its members in valuing companies and whether the board was actually able to reach a determination of value with respect to the particular target company.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business for, among other things, their ability to manage a company with securities that are publicly traded, when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders and advisory board members have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of Common Stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 15 months from the closing of our Initial Public Offering (or up to 21 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) in order to be able to receive a pro rata share of the trust account.

Our insiders and advisory board members have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination, (2) not to convert any shares of Common Stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of Common Stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only a limited number of our public shares to be voted in favor of the transaction in order to have such transaction approved.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our insiders and advisory board members have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors do not have conversion rights with respect to any shares of Common Stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if it wishes to seek to exercise its conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of Common Stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, public stockholders may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Ability to Extend Time to Complete a Business Combination

We have until December 17, 2022 to complete a business combination; provided, however, that if we anticipate we may not be able to consummate a business combination by December 17, 2022, the Company, by resolution of the board of directors if requested by WinVest SPAC LLC, may extend the period of time to consummate a business combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate a business combination to be extended, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per Unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments will be made in the form of a non-interest bearing loan and will be repaid, if at all, from funds released to the Company upon completion of a business combination.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination up to two times, each by an additional three months, subject to the deposit of additional funds into the trust account as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Warrants will expire and holders of Warrants will receive nothing upon a liquidation with respect to such Warrants, and the Warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of the Initial Public Offering (or up to the 21st month from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We agreed to have any prospective target businesses and use our best efforts to have all third parties enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that third parties, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by third parties for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, or any reductions in the value of the trust assets, reduce the amount of funds in the trust account to below $10.10 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that our sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders and the advisory board members have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of Common Stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.10.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders and advisory board members have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend amended and restated our certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 15 months of the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Common Stock;

●	upon the consummation of the Initial Public Offering and the over-allotment option, an aggregate of $116,150,000 was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders and advisory board members has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders and advisory board members being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team and advisory board members to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our insiders or advisory board members being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital firms, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources, which could be reduced further because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct. Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses. These inherent limitations give others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding Warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our principal executive offices at 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140. The cost for this space is provided to us by our sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers, Manish Jhunjhunwala as our Chief Executive Officer and Chief Financial Officer and Mark Madden as our Chief Strategy Officer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our Units, Common Stock, Warrants and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States of America (“U.S. GAAP”) or the International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period exceed $1.0 billion or our total revenues exceed $1.07 billion or the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until December 17, 2022 (or until June 17, 2023 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have until December 17, 2022 to consummate our initial business combination (or until June 17, 2023 if we extend the period of time to consummate a business combination by the full amount of time). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the ongoing COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto or we seek to amend our amended and restated certificate of incorporation prior to the consummation of our initial business combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their shares of Common Stock or Warrants, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 coronavirus pandemic and the status of debt and equity markets.

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if we are unable to complete a business combination by December 17, 2022 (absent any extensions of such period with stockholder approval), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to certain limitations described in our this Annual Report on Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

Our investors are not entitled to protections normally afforded to investors of blank check companies.

We are a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,001 upon consummation of the Initial Public Offering and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the closing of the Initial Public Offering and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our Units are immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of our initial business combination and we may have a longer period of time to complete such a business combination than we would if we were subject to such rule.

If we determine to amend certain agreements made by our management team, many of the disclosures contained in this Annual Report on Form 10-K regarding those agreements would no longer apply.

We could seek to amend certain agreements with our management team disclosed in this Annual Report on Form 10-K without the approval of our stockholders, although we have no current intention to do so. For example, restrictions on our executives relating to the voting of securities owned by them, the agreement of our management team to remain with us until the closing of a business combination, the obligation of our management team to not propose certain changes to our organizational documents or the obligation of the management team and its affiliates to not receive any compensation in connection with a business combination could be modified without obtaining stockholder approval. Although stockholders would not be given the opportunity to redeem their shares in connection with such changes, in no event would we be able to modify the redemption or liquidation rights of our stockholders without permitting our stockholders the right to redeem their shares in connection with any such change. We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if such a modification were necessary to complete a business combination).

If the funds held outside of the trust account are insufficient to allow us to operate for the 15 months (or up to 21 months) following our Initial Public Offering, it could limit the amount available to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 15 months, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for at least the 15 months (or up to 21 months) following our Initial Public Offering; however, we cannot assure you that our estimates are accurate. If our expenses exceed our estimates, we will not have sufficient funds outside the trust account to cover our estimated expenses. In such event we would need to borrow additional funds from our sponsor or from third parties to continue to operate. Our initial stockholders, officers and directors or their affiliates or our sponsor may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our initial business combination, or, at such lender’s discretion, the notes may be converted upon consummation of our business combination into Private Warrants at a price of $0.50 per Warrant. However, our initial stockholders, officers and directors or their affiliates and our sponsor are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we agreed to have any prospective target businesses we negotiate with execute agreements with us and use our best efforts to have all third parties and service providers we engage and waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, our sponsor may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.10 per share.

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

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by December 17, 2022 (or June 17, 2023 if we extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Because we have not yet selected a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial business combination. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to our investors than a direct investment, if an opportunity were available, in a target business.

The requirement that a target business has a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. The fair market value of Trefis will not count toward satisfying the 80% test. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

If we combine with Trefis concurrent with our initial business combination, we will become subject to risks affecting Trefis’s business.

Although we currently intend to combine with Trefis concurrent with the closing of our initial business combination, we cannot provide any assurance that we will combine with Trefis. See “Item 1. — Business — Trefis Business.” If we successfully complete a business combination with Trefis, we will become subject to risks affecting Trefis’s business, including, without limitation, the following:

●	Trefis expects to continue to make significant investment in development and maintenance of its data and technology systems, such investments may or may not be effective towards our efforts to grow and acquire new customers, or retain existing ones;

●	the majority of Trefis’s revenue is derived from a small number of customers, and a reduction in spending by or loss of current or potential customers would cause Trefis’s revenue and operating results to decline;

●	Trefis’s customers are subject to stringent laws and regulations of the professional and financial services industries, and the laws and regulations are subject to change and increased burden which could increase expenses for Trefis, reduce attractiveness of its products and services, and lead to loss of revenue potential and decline in operating results;

●	a system failure, security breach or other technological risk could delay or interrupt service to Trefis’s customers, harm its reputation or subject Trefis to significant liability;

●	if Trefis is unable to prove that its data and technology offerings provide an attractive return on investment for its customers and end-users, relevance of Trefis products and solutions could decline and its financial and operational results and potential could be harmed;

●	political instability and volatility in the economy may adversely affect segments of Trefis’s customers, which may result in decreased usage and, in turn, could lead to customer cancellations and decrease in Trefis’s revenues;

●	Trefis’s growth will depend on its ability to develop, strengthen, and protect its brand, and these efforts may be costly and have varying degrees of success;

●	the markets in which Trefis operates are highly competitive and Trefis’s competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, Trefis faces significant competition for customers, distributors, and end users;

●	as a creator and a distributor of content over the internet, Trefis faces potential liability for legal claims based on the nature and content of the materials that it creates or distributes;

●	Trefis may be engaged in legal proceedings that could cause it to incur unforeseen expenses and could divert significant operational resources and Trefis’s management’s time and attention;

●	inadequate IP protections could prevent Trefis from defending its proprietary technology and intellectual property;

●	Trefis may be found to have infringed on the IP rights of others, which could expose Trefis to substantial losses or restrict its operations;

●	Trefis’s success depends on its retention of executive officers, senior management and its ability to hire and retain key personnel;

●	Trefis is exposed to risk if it cannot maintain or adhere to its internal controls and procedures;

●	changes in tax rates, changes in tax treatment of companies engaged in financial services industries, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact Trefis’s financial results;

●	Trefis’s level of indebtedness could adversely affect its financial flexibility and its competitive position;

●	to fund Trefis’s capital requirements, Trefis will require a significant amount of cash, and its ability to generate cash will depend on many factors beyond its control;

●	Trefis’s services may become subject to burdensome regulation, which could increase its costs or restrict its service offerings;

●	Trefis is subject to a variety of new and existing laws and regulations, including those relevant to professional and financial services industries, which could subject it to claims, judgments, monetary liabilities and other remedies, and to limitations on its business practices;

●	if Trefis is unable to continue to attract visitors to its websites from search engines and other websites, then consumer traffic to Trefis’s websites could decrease, which could negatively impact sales of its products and services, and ability to innovate, develop new products;

●	government and private actions or self-regulatory developments regarding internet privacy matters could adversely affect Trefis’s ability to conduct its business;

●	Trefis operates across many different markets both domestically and internationally which may subject it to cybersecurity, privacy, data security and data protection laws with uncertain interpretations, as well as impose conflicting obligations on Trefis;

●	Trefis faces potential liability related to the privacy and security of information it collects from, or on behalf of, its consumers and customers;

●	Trefis’s business could suffer if providers of broadband internet access services block, impair or degrade its services;

●	the industries in which Trefis operates are undergoing rapid technological changes and it may not be able to keep up;

●	Trefis materially relies on platforms, including Google, Facebook, Twitter, and others, for both revenue and traffic and it cannot predict how those relationships may evolve in the future;

●	Trefis competes in the broader data and technology solutions made available to financial services industry against companies who largely dominate the market and who are also its distributors and customers;

●	Trefis has non-U.S. operations and is subject to risks and regulations in those markets in addition to the U.S. risk and regulations; and

●	Trefis has not been profitable since its inception and there is no guarantee it will be profitable in the future.

Even though we currently intend to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof.

Concurrently with our initial business combination, we currently intend to combine with Trefis. The resulting combined company would inherit our Nasdaq listing and its Common Stock, Rights and Warrants would be publicly traded. We currently anticipate that the combined company will be managed by our existing management team (some of whom also serve as members of the senior management team of Trefis). We have not entered into any letter of intent or definitive agreement with Trefis, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we currently intend to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Trefis.

In addition, we will likely not consummate a business combination with Trefis if the target business with respect to our initial business combination is not within the financial services industry and adjacent industries, including financial media, brokerage, banking, investing and wealth management sectors. If we pursue a business combination with Trefis concurrent with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such business combination (including the valuation of Trefis) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed business combination with Trefis is fair to our company and our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any business combination with Trefis as are applicable to our initial business combination. We will only complete a combination with Trefis, if at all, simultaneously with, or subsequent to, our initial business combination. For the avoidance of doubt, the requirement that we complete our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) does not apply to any potential combination with Trefis.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is possible that we will consummate our initial business combination with a single target business, although we have the ability to simultaneously consummate our initial business combination with several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Purchases of shares of Common Stock in the open market or in privately negotiated transactions by our sponsor, founders, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, founders, directors, officers, advisors or their affiliates purchase shares of Common Stock in the open market or in privately negotiated transactions, the public “float” of our shares of Common Stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until December 17, 2022 (or until June 17, 2023 if we extend the period of time to consummate a business combination) in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in consummating our initial business combination with certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding Warrants and the future dilution they represent (entitling the holders to receive shares of our Common Stock on close of the business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, especially in the past year. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial business combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial business combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Because we have not yet selected any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of the Initial Public Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of Common Stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

We may in the future enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our initial business combination, and, therefore, such consultants or financial advisers may have conflicts of interest.

We may in the future enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our initial business combination. If we pay consultants or financial advisers fees that are tied to the consummation of our initial business combination, they may have conflicts of interest when providing services to us, and their interests in such fees may influence their advice with respect to a potential business combination. For example, if a consultant’s or financial advisor’s fee is based on the size of the transaction, then they may be influenced to present us larger transactions that may have lower growth opportunities or long-term value versus smaller transactions that may have greater growth opportunities or provide greater value to our stockholders. Similarly, consultants whose fees are based on consummation of a business combination may be influenced to present potential business combinations to us regardless of whether they provide longer-term value for our stockholders. While we will endeavor to structure agreements with consultants and financial advisors to minimize the possibility and extent of these conflicts of interest, we cannot assure you that we will be able to do so and that we will not be impacted by the adverse influences they create.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our shares are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our Rights and Public Warrants will expire worthless.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our initial business combination.

We have until December 17, 2022 (or until June 17, 2023 if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with if it is an entity that is affiliated with any of our insiders, officers or directors (including Trefis). In all other instances, we will have no obligation to obtain an opinion. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our Rights and Public Warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our Rights and Public Warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an “emerging growth company” and a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years following our Initial Public Offering. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceeds $1.07 billion, or the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board, or the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

RISKS RELATING TO OUR SPONSOR, MANAGEMENT TEAM AND DIRECTORS

Our insiders, officers, directors and advisory board members, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders, officers, directors and advisory board members collectively beneficially own approximately 20% of our issued and outstanding shares of Common Stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, directors and advisory board members have agreed to vote the shares of Common Stock owned by them immediately before the Initial Public Offering as well as any shares of Common Stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

If we seek stockholder approval of our business combination, our sponsor, founders, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, founders, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, founders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, founders, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Our board of directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

Reimbursement of out-of-pocket expenses incurred by our insiders, officers, directors, advisory board members or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations, could reduce the funds available to us to consummate a business combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the trust account.

We may reimburse our insiders, officers, directors, advisory board members or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, that, to the extent such expenses exceed the available proceeds not deposited in the trust, such expenses would not be reimbursed by us unless we consummate an initial business combination. In addition, pursuant to our amended and restated certificate of incorporation and Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation and under Delaware law. In the event that we reimburse our insiders, officers, directors, advisory board members or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors pursuant to our amended and restated certificate of incorporation, Delaware law, or the indemnity agreements that we have entered into with them, we would use funds available to us outside of the trust account. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to consummate our initial business combination with.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Our management team is not experienced in pursuing business combinations on behalf of blank check companies.

Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our insiders, officers, directors, advisory board members and their affiliates may be owed reimbursement for out-of-pocket expenses which may cause them to have conflicts of interest in determining whether a particular business combination is most advantageous.

Our insiders, officers, directors, advisory board members and their affiliates may incur out-of-pocket expenses in connection with certain activities on our behalf, such as identifying and investigating possible business targets and combinations. We have no policy that would prohibit these individuals and their affiliates from negotiating the reimbursement of such expenses by a target business. As a result, the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Members of our management team may have affiliations with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. In addition, concurrently with the completion of our initial business combination we currently intend to combine with Trefis, which is partially owned by members of our sponsor and certain members of our board of directors (including our Chief Executive Officer),Our directors also serve as officers and board members for other entities. Our insiders, officers, directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities (other than Trefis). Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. — Business — Effecting Our Initial Business Combination — Source of Target Business,” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The shares beneficially owned by our insiders, officers, directors and advisory board members will not participate in a redemption and, therefore, our insiders, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our insiders have waived their right to convert their founder shares in connection with a business combination and their redemption rights with respect to their insider shares if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors, officers and advisory board members may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’, officers’ and advisory board members’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If we are unable to consummate a business combination, any loans made by our insiders, officers, directors or their affiliates would not be repaid, resulting in a potential conflict of interest in determining whether a potential transaction is in our stockholders’ best interest.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our initial stockholders, officers and directors or their affiliates or our sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a business combination. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Since our insiders will lose their entire investment in us if our initial business combination is not completed and our insiders may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our sponsor purchased 2,875,000 founder shares for an aggregate price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares of our common stock after the Initial Public Offering. Prior to the effectiveness of our registration statement, we entered into agreements with our directors in connection with their board service for our sponsor to transfer an aggregate of 277,576 of its founder shares to our directors for no cash consideration, which shares were subsequently transferred prior to the effective date of our registration statement. In addition, prior to the effectiveness of our registration statement, we entered into agreements with certain members of our advisory board in connection their advisory board service for our sponsor to transfer an aggregate of 60,000 of its founder shares to such members of the advisory board for no cash consideration, which shares were subsequently transferred prior to the effective date of our registration statement. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased 10,900,000 Private Warrants at a purchase price of $0.50 per Warrant, or $5,450,000 in the aggregate. Our insiders and advisory board members have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor paid less than $0.01 per share for the founder shares, our insiders could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In March 2021, our sponsor purchased 2,875,000 founder shares for an aggregate price of $25,000. Prior to the effectiveness of our registration statement, we entered into agreements with our directors in connection with their board service for our sponsor to transfer an aggregate of 277,576 of its founder shares to our directors for no cash consideration, which shares were subsequently transferred prior to the effective date of our registration statement. In addition, prior to the effectiveness of our registration statement, we entered into agreements with certain of our advisory board members for our sponsor to transfer an aggregate of 60,000 of its founder shares to such members of the advisory board for no cash consideration, which shares were subsequently transferred prior to the effective date of our registration statement. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our insiders could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

RISKS RELATING TO OUR SECURITIES

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2021, there were 73,658,334 authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the Rights, Private Warrants and Public Warrants). Although we had no commitment as of December 31, 2021, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our initial business combination. The issuance of additional shares of Common Stock or preferred stock:

●	may significantly reduce the equity interest of our investors;

●	may subordinate the rights of holders of shares of Common Stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Common Stock;

●	may cause a change in control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of Common Stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial additional debt to complete our business combination. However, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of warrants will not have redemption rights.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, our Warrants will expire and holders will not receive any of the amounts held in the trust account in exchange for such Warrants.

We have no obligation to net cash settle the Warrants.

In no event will we have any obligation to net cash settle the Warrants. Accordingly, the Warrants may expire worthless.

If we do not maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of the redeemable Warrants, holders will only be able to exercise such redeemable Warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the redeemable Warrants for cash.

Except as set forth below, if we do not maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis,” provided that an exemption from registration is available. As a result, the number of the shares of Common Stock that a holder will receive upon exercise of its Warrants will be fewer than it would have been had such holder exercised its Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their Warrants on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of the Warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of Common Stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the Warrants may expire worthless.

An investor will only be able to exercise Warrants if the issuance of the shares of Common Stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Warrants.

No Warrants will be exercisable for cash, and we will not be obligated to issue the shares of Common Stock unless the shares of Common Stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. At the time that the Warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of Common Stock issuable upon exercise of the Warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside, the Warrants may be deprived of any value, the market for the Warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable Warrants to exercise such redeemable Warrants on a cashless basis will cause holders to receive fewer shares of Common Stock upon their exercise of the redeemable Warrants than they would have received had they been able to exercise their redeemable Warrants for cash.

If we call our Warrants for redemption after the redemption criteria for such Warrants have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrants (including any Warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of the shares of Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised its Warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the Warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding Warrants.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding Warrants (including the Private Warrants) in order to make any change that adversely affects the interests of the registered holders; provided, however that an exchange offer made to both the Public Warrants and the Private Warrants on the same terms will not constitute an amendment requiring consent of any Warrant holder.

Each of our rights agreement and warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Rights and holders of our Warrants, which could limit the ability of Rights holders and Warrant holders to obtain a favorable judicial forum for disputes with our company.

Each of our rights agreement and our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us or the rights agent or warrant agent, as applicable, arising out of or relating in any way to the rights agreement or warrant agreement, as applicable, shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we, the rights agent and the warrant agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We, the rights agent and the warrant agent will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these exclusive forum provisions shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a Rights holder’s or Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of either our rights agreement or warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holding securities with a market value of at last $2,500) of our securities, and we would be required to have $15.0 million market value of publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Common Stock, Rights and Warrants are currently listed on Nasdaq, our Units, Common Stock, Rights and Warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may require public stockholders who wish to convert their shares of Common Stock in connection with a vote of stockholders on a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed business combination, to demand that we convert his or her shares of Common Stock into a share of the trust account. We may require public stockholders seeking to convert their shares in connection with a stockholder vote on a proposed business combination, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days on the initial business combination (a tender of shares is always required in connection with a tender offer). In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of Common Stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of Common Stock to comply with the delivery requirements discussed above for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed business combination until we have returned their securities to them. The market price for our shares of Common Stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s amended and restated certificate of incorporation or bylaws or (iv) any action asserting a claim against the Corporation, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Furthermore, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our outstanding Warrants may have an adverse effect on the market price of our shares of Common Stock and make it more difficult to effect a business combination.

We have issued Public Warrants that may result in the issuance of up to 5,750,000 shares of Common Stock as part of the Units issued in the Initial Public Offering, and Private Warrants that may result in the issuance of an additional 5,450,000 shares of Common Stock. The potential for the issuance of a substantial number of additional shares upon exercise of the Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Warrants, when exercised, will increase the number of issued and outstanding shares of Common Stock and reduce the value of the shares issued to complete the business combination. Accordingly, our Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these Warrants are exercised, you may experience dilution to your holdings.

If our insiders exercise their registration rights, it may have an adverse effect on the market price of our shares of Common Stock and the existence of these rights may make it more difficult to effect our initial business combination.

Our insiders and advisory board members are entitled to make a demand that we register the resale of the founder shares (a total of 2,875,000 shares) at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our sponsor is entitled to demand that we register the resale of the 5,450,000 shares of Common Stock underlying the Private Warrants and any securities our sponsor may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of consummating our initial business combination with the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Common Stock.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS OUTSIDE OF THE UNITED STATES

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain executive offices at 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140 pursuant to an agreement with our sponsor. The cost for this space is included in the aggregate $10,000 per-month fee we pay to this sponsor for office space and administrative services. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, shares of Common Stock, Warrants and Rights are listed on Nasdaq under the symbols “WINVU,” “WINV,” “WINVW” and “WINVR,” respectively. Our Units began trading on September 15, 2021, and our Common Stock and Warrants began separate trading on the Nasdaq Stock Market on October 4, 2021.

Holders

The number of holders of record does not include a substantially greater number of “street name” holders, or beneficial holders whose Units, shares of Common Stock, Warrants and Rights are held of record by banks, brokers and other financial institutions. As of April 11, 2022, there were 17 holders of record of our shares of Common Stock. As of such date, all of our Units and Rights were held in street name, and, aside from WinVest SPAC LLC, all of our Warrants were held in street name.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 17, 2021, pursuant to our Initial Public Offering, we sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, and we sold an additional 11,500,000 Units for a total of $15,000,000 upon the exercise in full of the over-allotment option on September 23, 2021. Each Unit consists of one share of Common Stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-258920). The registration statements became effective on September 14, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 10,000,000 Private Warrants to our sponsor at a purchase price of $0.50 per Warrant, or $5,000,000 in the aggregate. In connection with the exercise of the underwriters’ over-allotment option on September 23, 2021, we consummated a sale of an additional 900,000 Private Warrants to our sponsor in a private placement for an additional $450,000 in gross proceeds, resulting in total gross proceeds from the sales of $5,450,000. The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Warrants are identical to the Public Warrants.

We will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Warrants, including the funds held in the trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the trust account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of securities in the Private Placement, $116,150,000 was placed in the trust account, including a portion of the proceeds we received from the purchases of Private Warrants equal to $3,450,000.

We paid a total of $2,300,000 in underwriting discounts and commissions and $523,969 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 7 of this Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in the section of this Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in this Annual Report under the headings “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

References in this discussion and analysis to “we,” “us,” “our” or the “Company” refer to WinVest Acquisition Corp.

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

As of December 31, 2021 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and raising funds through our Initial Public Offering. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations and Known Trends or Future Events

All activities through December 31, 2021 were related to our organizational activities, and preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the period from March 1, 2021 (inception) through December 31, 2021, we had a net loss of $314,972 consisting mainly of legal and professional fees for our formation. We have no material deferred tax assets as of December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had $507,906 in our operating bank account and working capital of $806,646. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the purchase of warrants by our Sponsor held outside of the Trust Account.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2021. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into warrants to purchase shares of our common stock, $0.0001 par value per share (“Common Stock”) at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of the initial business combination of the Company. No such conversions have yet occurred.

On September 17, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of Common Stock, one redeemable warrant (the “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one right (the “Right”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by us of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

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

For the period from March 1, 2021 (inception) through December 31, 2021, net loss was $314,972 and cash used in operating activities was $893,125, mainly due to cash paid for prepaid insurance.

As of December 31, 2021, we had marketable securities held in the Trust Account of $116,152,616. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we held $507,906 in cash outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have eight months from April 2022 to consummate our business combination with the available extensions, which is 15 months from the closing of our Initial Public Offering, or until December 17, 2022. If we anticipate that we may not be able to consummate our initial business combination within eight months, we may, by resolution of our board of directors and if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees. There is no assurance we will obtain the two three month extensions beyond December 17, 2022, if needed. There is no assurance that we will successfully consummate a business combination by December 17, 2022, or within the two three-month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2021, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

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

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 1 to our financial statements for further information on our critical accounting policies.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

On March 27, 2022, the Company and the sponsor amended the Promissory Note (as defined below) in order to extend the maturity date to the date on which the Company consummates its initial business combination. See “Item 7. — Management’s Discussion and Analysis of Financial Condition And Results Of Operations — Liquidity and Capital Resources” and “Item 13 — Certain Relationships And Related Transactions, And Director Independence — Promissory Note – Related Party.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Manish Jhunjhunwala	44	Chief Executive Officer, Chief Financial Officer and Director
Mark H. Madden	64	Chief Strategy Officer and Director
Alok R. Prasad	54	Head of Growth and Director
Lawrence S. Kramer	71	Director
Elias Mendoza	55	Director
Edward J. McGowan	51	Director
Dr. Alex Pentland	70	Director
Martin Schmidt	62	Director
Barrie R. Zesiger	76	Director

Manish Jhunjhunwala

Mr. Jhunjhunwala, our Chief Executive Officer, Chief Financial Officer, director and one of our founders since March 2021, currently serves as the Chief Executive Officer for Trefis since co-founding the company in 2009. In this role, Mr. Jhunjhunwala is responsible for all strategic initiatives and operations of Trefis and was the visionary behind its creation and implementation. He oversees the teams responsible for the development of www.Trefis.com, and the proprietary underlying technologies and systems. He has led multiple successful capital raise efforts and has established key partnerships and distribution initiatives across various business and financial services industries, including partnerships with financial media, major investment banks, research houses, online brokerages, strategy consulting firms, and other Fortune 500 companies. Prior to co-founding Trefis, Mr. Jhunjhunwala worked as a consultant at McKinsey & Company. He received an MBA and PhD from Massachusetts Institute of Technology, completing his doctoral thesis focused on the physics, engineering and design of complex microscale systems. He received his undergraduate degree from the Indian Institute of Technology. We believe Mr. Jhunjhunwala’s leadership and entrepreneurial experience together with his technological expertise makes him well-qualified to serve on our board of directors.

Mark H. Madden

Mr. Madden has served as our Chief Strategy Officer since May 2021, and he has served as a director since September 14, 2021. He is a corporate finance professional with decades of experience managing multi-billion dollar investment portfolios with holdings in over 35 countries globally, and he has led teams in structuring, launching and building investment management businesses. Since 2012, he has served as the Managing Partner of Covenant Advisors LLC, an investment firm. Since June 2018, he has served as the Treasurer, Corporate Secretary and member of the board of directors of Clozex Medical, Inc., a developer of wound closure products. He has also served as the Managing Member of BWS Partners LLC since June 2016. Previously, Mr. Madden has managed investment groups at Pioneer Investments, OppenheimerFunds, and TCW Group with oversight responsibility for analysts, portfolio managers, product development, investment strategy, institutional marketing, risk control and regulatory compliance. In recent years, Mr. Madden has been an active investor, advisor, investment banker, Chief Financial Officer and board member to emerging growth companies entering a rapid growth phase. Prior to his work in investment banking, he began his career in chemical engineering. Mr. Madden received a BS from Trinity College and an MBA from the University of Virginia Darden School of Business. We believe Mr. Madden’s extensive knowledge of the capital markets and global investment experience and expertise makes him well-qualified to serve on our board of directors.

Alok R. Prasad

Mr. Prasad has served as our Head of Growth since August 2021 and has served as a director since September 14, 2021. He has served as chief executive officer and director of CashRepublic Holding, Inc., a community-focused fintech company that seeks to provide consumers with an alternative to banks since January 2021. From January 2019 to March 2020, Mr. Prasad served as president of OakNorth US Inc., a fintech firm providing credit intelligence tools to banks, and deputy chief executive officer and chief operations officer of OakNorth Bank plc. Prior to that, from February 2017 to December 2018, he served as Head of Digital Advanced Client Solutions for The Bank of America Corporation, where he also served on the board of the Bank Administration Institute. From 2004 to 2016, he held various senior positions at Merrill Lynch, including Head of Strategy for Global Investment Banking, Head of Business Planning, Marketing, and Merrill Direct for Wealth Management and Head of Merrill Edge, the company’s electronic trading platform, which he helped launch in 2010 and subsequently grew to over $200 billion in investable assets. He received a Bachelor of Technology from Indian Institute of Technology (BHU) Varanasi and an MBA and Ph.D. from Cornell University. We believe Mr. Prasad’s extensive knowledge of the fintech industry, together with his executive leadership experience, makes him well-qualified to serve on our board of directors.

Lawrence S. Kramer

Mr. Kramer has served as a director and Chairman of the Board since September 14, 2021. He is a seasoned media executive, entrepreneur and journalist, has served as director of Advance Local, one of the largest media groups in the United States, since 2020. Prior to his service as a director of Advance Local, Mr. Kramer served as director of several public companies, including Discovery Communications, MDC Partners (March 2016 to June 2019), Gannett Corp. (July 2015 to August 2019) and TheStreet, Inc. (October 2015 to August 2019), where he served as Chairman of the Board and, in 2016, as Acting Chief Executive Officer. Previously, he served as President and Publisher of USA Today from April 2012 to July 2015. Before joining USA Today, Mr. Kramer served as Adjunct Professor of Media Management at Syracuse University from January 2010 to May 2012. Prior to this, he served as Senior Advisor for Polaris Venture Partners, a venture capital firm, from July 2007 to January 2010, where he advised the firm on digital media investments. From 2005 to 2008, Mr. Kramer worked for CBS Corp., first as inaugural president of CBS Digital Media and then as a consultant. From 1994 to 2005, he served as Chairman and Chief Executive Officer of Marketwatch.com, which he co-founded and took public. Mr. Kramer served as Vice President of Marketing and News for Data Broadcast Corp from 1992 to 1994, following its acquisition of DataSport, Inc., which Mr. Kramer founded in 1991. From 1974 to 1990 he was a reporter and senior editor at The San Francisco Examiner and The Washington Post. He is a Trustee of Syracuse University. He received a BS from Syracuse University and an MBA from Harvard University. We believe Mr. Kramer’s extensive executive leadership experience and media industry expertise, together with his public company board experience, makes him well-qualified to serve on our board of directors.

Edward J. McGowan

Mr. McGowan has served as a director since September 14, 2021. Since March 2019, he has served as Executive Vice President and Chief Financial Officer of Akamai Technologies, Inc. (NASDAQ: AKAM), where he oversees all finance functions for Akamai worldwide and his responsibilities include directing the company’s accounting, tax, treasury, investor relations, financial planning and analysis, and business finance activities and operations. He began his career with Akamai in 2000 and has served in numerous roles across the organization since that time, including as Senior Vice President, Finance, Senior Vice President, Global Sales Media & Carrier Division, and Vice President, Global Carrier Strategy & Sales. Since joining Akamai, he has been instrumental in the development of many strategic alliances with major global carriers including AT&T, Telefonica, PLDT, Bell Canada, Telstra, Orange, and Singtel, and was instrumental in helping to establish Akamai’s Carrier Products business in 2012, in addition to leading numerous mergers and acquisitions from 2005 to 2012. He received a BS from Providence College and a Certificate in Accountancy from Bentley College. We believe Mr. McGowan’s corporate finance and operational expertise together with his executive leadership experience in the technology and internet sector, makes him well-qualified to serve on our board of directors.

Elias Mendoza

Mr. Mendoza has served as a director since September 14, 2021. He currently serves as Partner and Chief Operating Officer of Siris Capital Group, a private equity firm focused on making control investments in data, telecommunications, technology and technology-enabled business, which he joined in 2013. Prior to this, Mr. Mendoza was a Partner at Union Square Advisors, where he served as its Chief Operating Officer and a senior banker across the firm’s verticals. Mr. Mendoza previously held various senior positions at IBM, including Vice President and Global Head of Corporate Development. In such capacity, he was responsible for identifying, executing and integrating all acquisitions, investments and divestitures for the company on a worldwide basis. Mr. Mendoza received an AB from Princeton University and an MBA from Georgetown University. We believe Mr. Mendoza’s investment experience and expertise, particularly in the technology and telecom sectors, together with his extensive knowledge of the capital markets, makes him well-qualified to serve on our board of directors.

Dr. Alex Pentland

Dr. Pentland has served as a director since September 14, 2021. He has served as a professor at MIT since 1987, with appointments in MIT Sloan School of Business, MIT Institute for Data, Systems, and Society and MIT School of Architecture and Planning. Since 1995, Dr. Pentland has served as the Toshiba Professor of Media, Arts and Sciences. He founded and currently directs the MIT Connection Science initiative, a program that pioneered computational social science, using big data and artificial intelligence to gain insight into human society, and the Trust: Data Alliance, an alliance of companies and nations building open-source software that fosters the development of a secure network of trusted data. He currently co-chairs the Institute of Electrical and Electronics Engineers (IEEE) Council on Extended Intelligence and serves on the board of the UN’s Global Partnership for Sustainable Development Data. Prior to joining the MIT faculty, Dr. Pentland served as Industrial Lecturer in Computer Science at Stanford University from 1983 to 1987 and as Senior Computer Science at SRI International, AI Center from 1982 to 1987. Dr. Pentland is one of the most-cited authors in computer science. He has authored numerous publications and has filed over one dozen patents in artificial intelligence, sensing and digital networking. In addition to his academic work, he is also an entrepreneur, and has founded companies including ginger.io, Reffanalytics.ai and Endor.com. He received a BS from the University of Michigan and a Ph.D. from MIT. We believe Dr. Pentland’s significant expertise in computer science and his extensive leadership experience, including as founder of numerous data-driven companies, makes him well-qualified to serve on our board of directors.

Martin Schmidt

Mr. Schmidt has served as a director since September 14, 2021. He has served as Provost of MIT since February 2014. Since 1988, Mr. Schmidt has been a member of the MIT faculty, and he was appointed as the Ray and Maria Stata Professor of Electrical Engineering and Computer Science in 2016. His teaching and research is in the areas of micro and nanofabrication of sensors, actuators and electronic devices; microelectromechanical systems; design of micromechanical sensors and actuators; and micro/nanofabrication technology. He is the co-author of more than 80 journal publications and 120 peer-reviewed conference proceedings. He is also an inventor on more than 30 issued U.S. patents. Mr. Schmidt is active in consulting with industry in the commercialization of technology. His research group has transferred a number of new technologies to industry, and he has co-founded or has been the co-inventor of the core technology of six start-up companies. Mr. Schmidt received a BS from the Rensselaer Polytechnic Institute and a SM and PhD degrees from the Massachusetts Institute of Technology. We believe Mr. Schmidt’s exceptional expertise in technological innovation and development, together with his experience advising and consulting start-up companies, makes him well-qualified to serve on our board of directors.

Barrie R. Zesiger

Ms. Zesiger has served as a director since September 14, 2021. She is a Founding Partner and Managing Director of Zesiger Capital Group LLC, an investment advisory firm, which she co-founded in 1995. Since 2000, Ms. Zesiger has held various roles as a member of the Massachusetts Institute of Technology Corporation, which serves as the board of trustees of the Massachusetts Institute of Technology, including serving as a member of its Executive Committee from 2002 to 2019, and is currently a Corporation Life Member Emerita. Ms. Zesiger has served as a member of the board of directors of several private companies, including Compugen Ltd., Consensus Orthopedics, Inc., and Openservice, Inc. Since 1993, she has served on the board of directors of Asphalt Green, Inc., a nonprofit organization. She received a BA and J.D. from Stanford University. We believe Ms. Zesiger extensive knowledge of the capital markets and investment strategy, together with her significant experience board experience, makes her well-qualified to serve on our board of directors.

Advisory Board

Lee Barba

Mr. Barba has served as a member of our advisory board since September 14, 2021. He has over 45 years of experience in the financial markets. He has served as an advisor to Modern Meadow, Inc. since June 2012, and previously served as director of several public and private companies, including Spark Networks, Inc. from December 2014 to November 2016, LearnVest Inc. from December 2009 to November 2014, Kapitall, Inc. from March 2010 to February 2014 and EDAC Technologies Corp from January 2010 to June 2013. Previously, Mr. Barba served at thinkorswim Group Inc. and certain of its predecessor entities (collectively, “thinkorswim”) from 2000 until thinkorswim’s sale to TD Ameritrade, Inc. in 2009, serving as Chief Executive Officer and director from December 2001 until the company’s acquisition, and as Chairman from June 2002 until the company’s acquisition. From 1998 to 1999, Mr. Barba was the Chief Executive Officer of Openlink Financial LLC, and from 1997 to 1999 he served as President of Coral Energy, the natural gas trading subsidiary of Shell Oil Company. Prior to joining Coral Energy, Mr. Barba spent 22 years on Wall Street. He served as Managing Director of Bankers Trust Company from 1989 to 1997, where he was responsible for managing various global trading businesses, including the company’s European offices and its Global Risk Management Advisory business. From 1975 to 1977 and from 1983 to 1989, he held numerous roles at PaineWebber & Co., including Vice President and Managing Director, as well as leading its Municipal Securities Group and Fixed Income Division. From 1977 to 1983, he served as Vice President of Lehman Brothers Holdings Inc.

Richard Blunck

Mr. Blunck has served as a member of our advisory board since September 14, 2021. He served as the Executive Vice President, Digital Distribution of Fidelity Investments Inc. (“Fidelity”) from 2010 to 2020. He was also Fidelity’s Chief Marketing Officer from 2013 through 2015. During his tenure, Fidelity’s brokerage experienced consistently high consumer rankings along with significant customer, business and operating leverage growth. Prior to joining Fidelity, he was Senior Vice President, Digital at JP Morgan Chase & Co.’s retail brokerage business from 2003 to 2010. He currently serves as a venture investor and advisor to digital brands in multiple industries.

Jeff Chow

Mr. Chow has served as a member of our advisory board since September 14, 2021. He is SVP Product at InVisionApp Inc. (“InVision”), where he provides real-time collaborative tools to Fortune 100 companies and millions of product managers, designers, and developers. Prior to InVision, he served as SVP Product at Jobcase, Inc., Head of Product at TripAdvisor, Inc. and Lead Product Manager at Google Play Newsstand, a division of Google LLC. Mr. Chow was the co-founder of several consumer and mobile ventures, including Third Screen Media (acquired by AOL) and Springpad (acquired by Google).

John DiBacco

Mr. DiBacco has served as a member of our advisory board since September 14, 2021. He is the Asset Class Head at Chicago Trading Company (“CTC”), where he is building and operating a systematic credit trading business. Prior to joining CTC, he was a senior member of the Management Committee at Virtu Financial, Inc. (“Virtu”), responsible for exchange traded funds and equity trading. Prior to Virtu’s acquisition of KCG Holdings, Inc. (“KCG”) in July 2017, Mr. DiBacco was the Global Head of Equity Trading at KCG. He began his career at UBS Investment Bank, a division of UBS Group AG, where he spent 14 years in many capacities responsible for several U.S. and global trading businesses. He is currently a board member of the Miami Options Exchange.

Kevin Gentzel

Mr. Gentzel has served as a member of our advisory board since September 14, 2021. He joined Gannett Co., Inc.as its first Chief Revenue Officer in 2015, and oversees all advertising and marketing solutions revenue in North America, including that of USA TODAY, ReachLocal and over 260 local news properties. He previously served in a number of senior sales and marketing roles at large media organizations, including as Head of North American Advertising Sales for Yahoo, Inc., Chief Revenue Officer of The Washington Post Company and President and Chief Revenue Officer of Forbes Media LLC.

Andrew Goldberger

Mr. Goldberger has served as a member of our advisory board since September 14, 2021. He is the founder and Chief Executive Officer of Magic Car Wash, a private equity-backed chain in the auto services industry. He has over 15 years of experience launching, managing and advising fintech and services businesses. Previously, Mr. Goldberger was the founder and Chief Executive Officer of Smart Tuition Holdings, LLC, a leading K-12 tuition payments processor for millions of households, before its sale to Blackbaud Inc. in 2015. He was also the founder and Chief Executive Officer of ParishPay, LLC, a payment processor churches and religious non-profits, which was acquired by Yapstone, Inc.

Jeff LeBlanc

Mr. LeBlanc, one of our founders, has served as a member of our advisory board since September 14, 2021. He is the co-founder of Sputnik 84, LLC (“Out of Print”), a direct-to-consumer merchandise platform for readers that was acquired by Penguin Random House LLC in 2017. He has over 20 years of experience in investing, advising startups, managing operations and launching new ventures. Mr. LeBlanc previously served in analyst roles at Greenlight Capital, Inc., where he covered long/short equity investments, as well as GE Capital and McKinsey and Co.

Robert C. Pozen

Mr. Pozen has served as a member of our advisory board since September 14, 2021. Mr. Pozen currently serves as a director of AMC, a division of the International Finance Corporation, a senior lecturer at MIT Sloan School of Management, Chairman of the Advisory Board of Agility, Chairman of the Leadership Council of the Tax Policy Center, a trustee of the IFRS Foundation, and a director of Brixton Biosciences. Mr. Pozen previously served as a director of several public companies, including Nielsen Holdings plc (2010 to May 2021), Medtronic plc (2004 to December 2018) and BCE Inc. (2002 to 2010). From July 2010 to December 2011, Mr. Pozen was Chairman Emeritus of MFS Investment Management. Prior to that, he was Chairman of MFS Investment Management from February 2004 to June 2010. In 2003, he served as Secretary of Economic Affairs for the Commonwealth of Massachusetts. Mr. Pozen was also the John Olin Visiting Professor, Harvard Law School from 2002 to 2004 and the Chairman of the SEC Advisory Committee on Improvements to Financial Reporting from 2007 to 2008. From 1987 through 2001, Mr. Pozen worked for Fidelity Investments in various capacities, serving as President of Fidelity Management and Research Co. from 1997 through 2001. Mr. Pozen is the author of numerous books, and he is a regular contributor to the Financial Times, MarketWatch, the Wall Street Journal and the Harvard Business Review. He received a BA from Harvard College and a JD from Yale Law School.

David Siegel

Mr. Siegel has served as a member of our advisory board since September 14, 2021. He is the Chief Executive Officer of Meetup, Inc. (“Meetup”), the largest online platform for finding and building local community. He has over 20 years of experience as a technology and digital media executive leading organizations through innovative product development, rapid revenue growth, and digital traffic acceleration. Prior to joining Meetup, Mr. Siegel was Chief Executive Officer of Investopedia LLC, and before that, he served as President of Seeking Alpha Inc. He is an adjunct professor at Columbia University, where he teaches strategic planning and entrepreneurship.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Madden, McGowan and Pentland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kramer, Mendoza and Schmidt, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Jhunjhunwala and Prasad and Ms. Zesiger, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Messrs. Kramer, Mendoza, McGowan, Pentland and Schmidt and Ms. Zesiger are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our audit committee consists of Messrs. McGowan and Mendoza and Ms. Zesiger, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Mr. McGowan is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McGowan qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Our Compensation Committee consists of Messrs. McGowan and Mendoza, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Mr. Mendoza is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving the compensation (if any) of all of our executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will be exclusively comprised of our independent directors, in accordance with Rule 5605 of the Nasdaq rules. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed copies of our Code of Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 11, 2022, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 14,375,000 shares of Common Stock outstanding at April 11, 2022. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. This table excludes any shares of Common Stock issuable upon exercise of the Private Warrants, as such Warrants are not exercisable within 60 days of April 11, 2022

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Manish Jhunjhunwala	53,576	*
Mark H. Madden	28,000	*
Alok R. Prasad	28,000	*
Lawrence S. Kramer	28,000	*
Elias Mendoza	28,000	*
Edward J. McGowan	28,000	*
Dr. Alex Pentland	28,000	*
Martin Schmidt	28,000	*
Barrie R. Zesiger	28,000	*
All current directors and executive officers as a group (four individuals)	277,576	1.9%
Certain Stockholders:
WinVest SPAC LLC(2)	2,537,424	17.7%
MMCAP International Inc. SPC(3)	905,000	6.3%
ATW SPAC Management LLC(4)	900,000	6.3%
Boothbay Fund Management, LLC(5)	900,000	6.3%
Karpus Investment Management(6)	757,476	5.3%

* Less than 1%.

(1) Unless otherwise noted, the business address of each of our stockholders listed is C/O WinVest Acquisition Corp., 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140.

(2) Consists of shares owned by WinVest SPAC LLC, our sponsor. Jeff LeBlanc, one of our founders, is the sole manager of our sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3) As reported on a Schedule 13G/A filed February 7, 2022 by MMCAP International Inc. SPC and MM Asset Management Inc. (collectively, the “MM Parties”). Each of the MM Parties holds shared voting and dispositive power over 905,000 shares of our Common Stock and thus may be deemed the beneficial owner of these shares. The business address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the business address of MM Asset Management Inc. is 161 Bay Street TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(4) As reported on a Schedule 13G filed February 14, 2022 by ATW SPAC Management LLC and Antonio Ruiz-Gimenez (collectively, the “ATW Parties”). Each of the ATW parties holds shared voting and dispositive power over 900,000 shares of our Common Stock and thus may be deemed the beneficial owner of these shares. Each of the ATW Parties disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of each of the ATW Parties is 7969 NW 2nd Street, #401, Miami, FL 33126.

(5) As reported on a Schedule 13G filed February 4, 2022 by Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies LP and Ari Glass (collectively, the “Boothbay Parties”). Each of Boothbay Fund Management, LLC and Ari Glass holds shared voting and dispositive power over 900,000 shares of our Common Stock. Ari Glass is the managing member of Boothbay Fund Management, LLC, and therefore may be deemed to have beneficial ownership of the shares of our Common Stock held directly by Boothbay Fund Management, LLC. Boothbay Absolute Return Strategies LP holds shared voting and dispositive power over 603,000 shares of our Common Stock. Each of the Boothbay Parties disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of each of the Boothbay Parties is 140 East 45th Street, 14th Floor, New York, NY 10017.

(6) As reported on a Schedule 13G filed February 14, 2022 by Karpus Management, Inc. (“Karpus”). Karpus holds shared voting and dispositive power over 757,476 shares of our Common Stock and thus may be deemed the beneficial owner of these shares. The business address of Karpus is 183 Sully’s Trail, Pittsford, NY 14534.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 16, 2021, WinVest SPAC LLC purchased 2,875,000 shares of Common Stock for an aggregate price of $25,000 (the “Founder Shares”), of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our sponsor would own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on September 23, 2021, no Founder Shares were subject to forfeiture.

Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Prior to the effective date of our registration statement, we entered into agreements with our directors in connection with their board service and certain members of our advisory board in connection with their advisory board service for our sponsor to transfer an aggregate of 277,576 of its founder shares to our directors for no cash consideration and an aggregate of 60,000 of its founder shares to certain members of the advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34.  The shares were subsequently transferred prior to the effectiveness of our registration statement.  The founder shares do not have redemption rights and will be worthless unless the Company consummates its initial business combination.

Private Warrants

Our sponsor purchased from us an aggregate of 10,900,000 Private Warrants at a sale price of $0.50 per Warrant, or $5,450,000 in the aggregate, in the Private Placement that closed simultaneously with the closing of the Initial Public Offering and the subsequent over-allotment. A portion of the proceeds we received from the purchase equal to $3,450,000 was placed in the trust account so that at least $10.10 per share sold to the public in the Initial Public Offering is held in trust.

Related Party Advances

In order to finance transaction costs in connection with an initial business combination, the sponsor advanced funds to the Company totaling $220,317. As of December 31, 2021, $0 was outstanding under such advances.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2021. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its initial business combination. Our sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per Warrant, and each Warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per whole share, commencing on the date of the initial business combination of the Company, and otherwise on the terms of the Private Warrants. No such conversions have yet occurred.

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers and directors or their affiliates or our sponsor may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at such lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into Private Warrants at a price of $0.50 per Warrant (which, for example, would result in such lender being issued 1,000,000 Private Warrants at a purchase price of $0.50 per Warrant if $500,000 of notes were so converted). We believe the purchase price of the Private Warrants will approximate the fair value of such Warrants when issued. However, if it is determined, at the time of issuance, that the fair value of such Private Warrants exceeds the purchase price, we would record compensation expense for the excess of the fair value of the Private Warrants on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 – Compensation - Stock Compensation.

Administrative Support Agreement

The Company entered into an agreement to pay the sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of the initial business combination or the Company’s liquidation.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 1, 2021 (inception) through December 31, 2021 totaled $143,594. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 1, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 1, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from March 1, 2021, (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.7*	Description of Securities

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officers, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.4	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.5	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.6*	Amendment No. 1 to Promissory Note, dated March 27, 2022

10.7	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.8	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.10†	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2022

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Name:	Manish Jhunjhunwala
Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of WinVest Acquisition Corp. hereby constitute and appoint Manish Jhunjhunwala, with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto, and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Manish Jhunjhunwala	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 15, 2022
Manish Jhunjhunwala

/s/ Mark H. Madden	Chief Strategy Officer, Director	April 15, 2022
Mark H. Madden

/s/ Alok R. Prasad	Head of Growth, Director	April 15, 2022
Alok R. Prasad

/s/ Lawrence S. Kramer	Director	April 15, 2022
Lawrence S. Kramer

/s/ Elias Mendoza	Director	April 15, 2022
Elias Mendoza

/s/ Edward J. McGowan	Director	April 15, 2022
Edward J. McGowan

/s/ Alex Pentland	Director	April 15, 2022
Dr. Alex Pentland

/s/ Martin Schmidt	Director	April 15, 2022
Martin Schmidt

/s/ Barrie R. Zesiger	Director	April 15, 2022
Barrie R. Zesiger

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINVEST ACQUISITION CORP.

FOR THE PERIOD MARCH 1, 2021 (INCEPTION) TO DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

WinVest Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WinVest Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. The Company is also subject to mandatory liquidation and subsequent dissolution if it cannot complete a business combination by December 17, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 15, 2022

WINVEST ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current assets
Cash	$507,906
Prepaid expenses	393,500
Total current assets	901,406

Prepaid expenses, long-term portion	276,797
Marketable securities held in Trust Account	116,152,616
Total assets	$117,330,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$94,760

Total current liabilities	94,760
Deferred underwriting commissions	4,025,000
Total liabilities	4,119,760

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.10 per share	116,150,000

Stockholders’ deficit:
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	288
Additional paid-in capital	-
Accumulated deficit	(2,939,229)
Total stockholders’ deficit	(2,938,941)
Total liabilities and stockholders’ deficit	$117,330,819

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from March 1, 2021 (Inception) Through
December 31, 2021

Operating expenses	$317,588
Loss from operations	(317,588)

Other income:
Interest income	2,616

Loss before income taxes	(314,972)
Benefit from (provision for) income taxes	-

Net loss	$(314,972)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	3,929,508
Basic and diluted net loss per common share, redeemable shares subject to redemption	$(0.05)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000
Basic and diluted net loss per common share, non-redeemable shares	$(0.05)

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from March 1, 2021 (Inception) to December 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 1, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Capital contribution for transfer of founder shares to directors and advisors	(337,576)	(34)	-	-	34
Sale of shares to directors and advisors	337,576	34	-	-	(34)

Sale of 10,900,000 private placement warrants	-	-	5,450,000	-	5,450,000
Deposit to Trust Account from private placement	-	-	(1,150,000)	-	(1,150,000)
Proceeds from private placement warrants classified as equity	-	-	2,357,500	-	2,357,500
Offering costs allocated to public warrants classified as equity	-	-	(136,008)	-	(136,008)
Offering costs allocated to private placement warrants classified as equity	-	-	(314,420)	-	(314,420)
Accretion of common stock to redemption value			(6,231,784)	(2,624,257)	(8,856,041)
Net loss	-	-	-	(314,972)	(314,972)
Balance at December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from March 1, 2021 (Inception) Through
December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(314,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,616)
Formation costs paid by third-party	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	(670,297)
Changes in accounts payable and accrued liabilities	94,423
Net cash used in operating activities	(893,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of Units, net of underwriting discounts paid	112,600,000
Cash proceeds from sale of private warrants	5,450,000
Cash proceeds from issuance of common stock to founders	25,000
Payment of offering costs	(523,969)
Net cash provided by financing activities	117,551,031

NET CHANGE IN CASH
Cash - Beginning of period	-
Cash - End of period	$507,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred underwriting commissions	$4,025,000
Accretion of common stock subject to redemption	$8,856,041

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 1, 2021 (INCEPTION) TO DECEMBER 31, 2021

NOTE 1 – NATURE OF THE BUSINESS

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

As of December 31, 2021, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Accordingly, no founders’ shares were subject to forfeiture upon exercise of the full over-allotment. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account (as defined below) established for the benefit of the Company’s public stockholders.

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

We will have until 15 months (December 17, 2022) from the closing of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by WinVest SPAC LLC, extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public Warrants will expire and will be worthless.

To the extent we are unable to consummate an initial business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

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

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. On September 17, 2021, offering costs in the aggregate of $523,969 were recognized, reducing the carrying amount of such shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at December 31, 2021	$116,152,616	$116,152,616	$-	$-
Founder shares transferred to directors and advisors	$34			$34

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 68% for the redeemable public shares and 32% for the non-redeemable shares, reflective of the respective participation rights, for the period from March 1, 2021 (inception) through December 31, 2021.

The earnings per share presented in the statement of operations is based on the following:

For the period from March 1, 2021 (inception) through December 31, 2021

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(181,892)	$(133,080)
Denominator:
Weighted-average shares outstanding	3,929,508	2,875,000
Basic and diluted net income (loss) per share	$(0.05)	$(0.05)

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Liquidity and Capital Resources

As of December 31, 2021, the Company had $507,906 in its operating bank account and working capital of $806,646. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party and from the issuance of common stock. Although the Company believes that its current cash balance will provide the needed liquidity over the next few quarters to satisfy current obligations, due to the reasons below, the Company’s may not have sufficient liquidity through the date of a business combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its Proposed Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, the Company’s ability to consummate its initial business combination within the contractual time period is uncertain. The Company has eight months from April 2022 to consummate its business combination with the available extensions, which is 15 months from the closing of its Initial Public Offering, or until December 17, 2022. If the Company anticipates that it may not be able to consummate its initial business combination within eight months, it may, by resolution of the Company’s board of directors and if requested by its sponsor, WinVest SPAC LLC (the “Sponsor”), extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Company’s Sponsor or its affiliates or designees. There is no assurance the Company will obtain the two three month extensions beyond December 17, 2022, if needed. There is no assurance that the Company will successfully consummate a business combination by December 17, 2022, or within the two three month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on September 17, 2021, the Company sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, which increased to 11,500,000 Units for a total of $115,000,000 when the over-allotment option was exercised in full on September 23, 2021. Each Unit consists of one share of common stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7). Accordingly, no founder shares were subject to forfeiture upon exercise of the full over-allotment.

As of December 31, 2021, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our initial business combination.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Prior to the effective date of our registration statement, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its sponsor to transfer an aggregate of 277,576 of its founder shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its founder shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34.  The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement.  The founder shares do not have redemption rights and will be worthless unless the Company consummates its initial business combination.

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

Related Party Advances

In order to finance transaction costs in connection with an initial business combination, the Sponsor advanced funds to the Company totalling $220,317. As of December 31, 2021, $0 was outstanding under such advances.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2021. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the initial business combination of the Company, and otherwise on the terms of the Private Placement Warrants. No such conversions have yet occurred.

Administrative Support Agreement

The Company entered into an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2021, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our business combination.

NOTE 7 – COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The following is a reconciliation of the Company’s common stock subject to possible redemption as of December 31, 2021.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000
Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	$116,150,000

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, $0.0001 par value.

In March 2021, the Company issued 2,875,000 founder shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of December 31, 2021.

Rights

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

NOTE 9 – INCOME TAXES

The provision for income taxes consisted of the following at December 31, 2021:

Federal:
Current	$-
Deferred	(66,144)

State
Current	-
Deferred	(19,906)
(86,050)
Change in valuation allowance	86,050
Income tax provision	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	6.3%
Change in valuation allowance	(27.3)%
Income tax provision	—%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 is as follows:

Deferred tax assets:
Net operating losses	$16,507
Organizational costs/Startup expenses	69,543
Total deferred tax asset	86,050
Valuation allowance	(86,050)
Deferred tax asset, net of allowance	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $86,050 was required as of December 31, 2021, as the Company has no history of generating taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2021, the Company has $60,424 of U.S. federal net operating loss carryovers, which do not expire, and state net operating loss carryovers of $60,424 which expire in 2041.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S. and Massachusetts jurisdictions and is subject to examination by the various taxing authorities since inception.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Amendment to Promissory Note

On March 27, 2022, the Company and the Sponsor amended the Promissory Note (see Note 5) in order to extend the maturity date to the date on which the Company consummates its initial business combination.

