Form 10-Q
period 2022-03-31
WinVest Acquisition Corp.
filed 2022-05-13
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, 14,375,000 shares of common stock, $0.0001 par value, were issued and outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Unaudited Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from March 1, 2021 (inception) through March 31, 2021	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and the Period from March 1, 2021 (inception) through March 31, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from March 1, 2021 (inception) through March 31, 2021	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$307,609	$507,906
Prepaid expenses	438,125	393,500
Total current assets	745,734	901,406

Prepaid expenses, long-term portion	177,884	276,797
Cash held in Trust Account	116,164,312	116,152,616
Total assets	$117,087,930	$117,330,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$61,969	$94,760
Related party payables	30,000	-
Total current liabilities	91,969	94,760
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	4,116,969	4,119,760

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.10 per share	116,150,000	116,150,000

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(3,179,327)	(2,939,229)
Total stockholders’ deficit	(3,179,039)	(2,938,941)
Total liabilities and stockholders’ deficit	$117,087,930	$117,330,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from Inception (March 1, 2021) Through March 31, 2021

Operating expenses	$251,794	$337
Loss from operations	(251,794)	(337)

Other income:
Interest income	11,696	-
	11,696	-

Net loss	$(240,098)	$(337)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	11,500,000	-
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.02)	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements .

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2022 and the Period from March 1, 2021 (Inception) to

March 31, 2021

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 1, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(337)	(337)
Balance at March 31, 2021	2,875,000	$288	$24,712	$(337)	$24,663

Balance at December 31, 2021	2,875,000	$288	$-	$(2,939,229)	(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance at March 31, 2022	2,875,000	$288	$-	$(3,179,327)	$(3,179,039)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from Inception (March 1, 2021) Through March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,098)	$(337)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,696)	-
Formation costs paid by third-party	-	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	54,288	-
Changes in accounts payable and accrued liabilities	(32,791)	-
Changes in related party payables	30,000	-
Net cash used in operating activities	(200,297)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock to founders	-	25,000
Net cash provided by financing activities	-	25,000

NET CHANGE IN CASH	(200,297)	25,000
Cash - Beginning of period	507,906	-
Cash - End of period	$307,609	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD MARCH 1, 2021

(INCEPTION) TO MARCH 31, 2021

(Unaudited)

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

As of March 31, 2022, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”) and its search for a target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to its sponsor, WinVest SPAC LLC (the “Sponsor”), generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

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

We will have until December 17, 2022, 15 months from the closing of the Initial Public Offering, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public Warrants will expire and will be worthless.

To the extent we are unable to consummate an initial business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

COVID-19 Pandemic and Russian-Ukraine War

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

Management is currently evaluating the impact of the COVID-19 pandemic and the Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

Going Concern and Management Liquidity Plans

As of March 31, 2022, the Company had $307,609 in its operating bank account and working capital of $653,765. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party and from the issuance of common stock. Although the Company believes that its current cash balance will provide the needed liquidity over the next few quarters to satisfy current obligations, due to the reasons below, the Company’s may not have sufficient liquidity through the date of a business combination.

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering, and its search for a target company. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its Proposed Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, the Company’s ability to consummate its initial business combination within the contractual time period is uncertain. The Company has until December 17, 2022, 15 months from the closing of its Initial Public Offering, to consummate its business combination. If the Company anticipates that it may not be able to consummate its initial business combination by December 17, 2022, it may, by resolution of the Company’s board of directors and if requested by its Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Company’s Sponsor or its affiliates or designees. There is no assurance the Company will obtain the two three month extensions beyond December 17, 2022, if needed. There is no assurance that the Company will successfully consummate a business combination by December 17, 2022, or within the two three month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP (as defined below), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

The Company classifies its Marketable Securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at March 31, 2022	$116,164,312	$116,164,312	$-	$-
Marketable securities held in Trust Account at December 31, 2021	$116,152,616	$116,152,616	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 68% for the redeemable public shares and 32% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended March 31, 2022.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended March 31, 2022

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(192,078)	$(48,020)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

For the Period from Inception (March 1, 2021) through March 31, 2021

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$-	$(337)
Denominator:
Weighted-average shares outstanding	-	2,875,000
Basic and diluted net income (loss) per share	$-	$(0.00)

The Company has not considered the effect of warrants and Rights sold in the Initial Public Offering and the private placement to purchase 11,966,667 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and Rights are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

As of December 31, 2021, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our initial business combination as of March 31, 2022 and December 31, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Prior to the effective date of the registration statement in connection with our Initial Public Offering, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its Sponsor to transfer an aggregate of 277,576 of its Founder Shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its Founder Shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34. The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement, and vested immediately, with no impact on the Company’s net loss. The Founder Shares do not have redemption rights and will be worthless unless the Company consummates its initial business combination.

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

Related Party Advances

In order to finance transaction costs in connection with the Company’s Initial Public Offering and an initial business combination, the Sponsor advanced funds in 2021 to the Company totalling $220,317. As of March 31, 2022 and December 31, 2021, $0 was outstanding under such advances.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of March 31, 2022 and December 31, 2021. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the initial business combination of the Company, and otherwise on the terms of the Private Placement Warrants. No amounts have been borrowed under the Promissory Note and no such conversions have yet occurred.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of a Business Combination or the Company’s liquidation. The Company accrued a total of $30,000 and $0 as of March 31, 2022 and December 31, 2021, respectively, related to the agreement and is included in related party payables on the accompanying balance sheet.

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

As of March 31, 2022 and December 31, 2021, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our business combination.

NOTE 6 – COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The following is a reconciliation of the Company’s common stock subject to possible redemption as of March 31, 2022 and December 31, 2021.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000
Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, March 31, 2022 and December 31, 2021	$116,150,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021.

Rights

Each Right may be traded separately. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless.

Public Warrants

Each redeemable warrant entitles the registered holder to purchase one half of one share of common stock at a price of $11.50 per full share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an initial business combination and 15 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire five years from the consummation of an initial Business Combination.

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

NOTE 8 – INCOME TAXES

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

The Company had no material deferred tax assets as of March 31, 2022 or December 31, 2021.

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

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed financial statements were issued. Based upon this review, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in our Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis set forth below may constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to those factors set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 31, 2022 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to our formation and raising funds through our Initial Public Offering. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations and Known Trends or Future Events

All activities through March 31, 2022 were related to our organizational activities, and preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021, we had net losses of $240,098 and $337, respectively, consisting mainly of legal and professional fees for our formation. We have no material deferred tax assets as of March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had $307,609 in our operating bank account and working capital of $653,765. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the purchase of warrants by our Sponsor held outside of the Trust Account.

For the three months ended March 31, 2022, net loss was $240,098 and cash used in operating activities was $200,297, mainly due to cash paid legal, financial reporting, accounting and auditing compliance.

As of March 31, 2022, we had marketable securities held in the Trust Account of $116,164,312. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we held $307,609 in cash outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to our formation, the Initial Public Offering and our search for a target company. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have eight months from April 2022 to consummate our business combination with the available extensions, which is 15 months from the closing of our Initial Public Offering, or until December 17, 2022. If we anticipate that we may not be able to consummate our initial business combination within eight months, we may, by resolution of our board of directors and if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees. There is no assurance we will obtain the two three month extensions beyond December 17, 2022, if needed. There is no assurance that we will successfully consummate a business combination by December 17, 2022, or within the two three-month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 1 to our financial statements for further information on our critical accounting policies.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer, who is also our principal financial and accounting officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Other than above, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021).
10.1	Amendment No. 1 to Promissory Note, dated March 27, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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

Date: May 13, 2022

