Form 10-Q
period 2022-06-30
WinVest Acquisition Corp.
filed 2022-08-12
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, 14,375,000 shares of common stock, $0.0001 par value, were issued and outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Unaudited Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, and for the Three Months ended June 30, 2021 and for the Period from March 1, 2021 (inception) through June 30, 2021	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and for the Three Months ended June 30, 2021 and for the Period from March 1, 2021 (inception) through June 30, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 1, 2021 (inception) through June 30, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$214,155	$507,906
Prepaid expenses	426,996	393,500
Total current assets	641,151	901,406

Prepaid expenses, long-term portion	79,779	276,797
Cash held in Trust Account	116,321,157	116,152,616
Total assets	$117,042,087	$117,330,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$118,380	$94,760
Related party payables	50,000	-
Total current liabilities	168,380	94,760
Deferred underwriting commission payable	4,025,000	4,025,000
Total liabilities	4,193,380	4,119,760

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.11 and $10.10 per share for June 30, 2022, and December 31, 2021, respectively	116,218,086	116,150,000

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(3,369,667)	(2,939,229)
Total stockholders’ deficit	(3,369,379)	(2,938,941)
Total liabilities and stockholders’ deficit	$117,042,087	$117,330,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period from March 1, 2021 (Inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating expenses	$279,100	$191	$530,894	$528
Loss from operations	(279,100)	(191)	(530,894)	(528)

Other income:
Interest income	156,846	-	168,542	-
	156,846	-	168,542	-

Net loss	$(122,254)	$(191)	$(362,352)	$(528)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.01)	$-	$(0.02)	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net loss per share, non-redeemable shares	$(0.01)	$-	$(0.03)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD OF MARCH 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 1, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(337)	(337)
Balance at March 31, 2021	2,875,000	288	24,712	(337)	24,663
Issuance of common stock to founders for cash	-	-	-	-	-
Net loss	-	-	-	(191)	(191)
Balance at June 30, 2021	2,875,000	$288	$24,712	$(528)	$24,472

			Additional
			Paid-in
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	2,875,000	$288	$-	$(2,939,229)	(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance at March 31, 2022	2,875,000	288	-	(3,179,327)	(3,179,039)
Accretion of common stock to redemption value	-	-	-	(68,086)	(68,086)
Net loss	-	-	-	(122,254)	(122,254)
Balance at June 30, 2022	2,875,000	$288	$-	$(3,369,667)	$(3,369,379)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Period from March 1, 2021 (Inception) Through
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,352)	$(528)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(168,542)	-
Formation costs paid by third-party	-	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	163,522	-
Changes in accounts payable and accrued liabilities	23,621	191
Changes in related party payables	50,000	-
Net cash used in operating activities	(293,751)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock to founders	-	25,000
Net cash provided by financing activities	-	25,000

NET CHANGE IN CASH	(293,751)	25,000
Cash - Beginning of period	507,906	-
Cash - End of period	$214,155	$25,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs	$-	$199,966
Common stock issued for relief of related party advances	$-	$25,000
Accretion of common stock to redemption value	$68,086	$-

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

As of June 30, 2022, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation, raising funds through the initial public offering (“IPO”) and its search for a target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement pursuant to which the Company registered its securities offered in the IPO was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its IPO of 10,000,000 units (the “Units”). Each Unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Common Stock”), one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one right (the “Rights”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the IPO and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to its sponsor, WinVest SPAC LLC (the “Sponsor”), generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

Each Private Placement Warrant entitles the holders to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the IPO and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account (as defined below) established for the benefit of the Company’s public stockholders.

Following the closing of the IPO on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the IPO and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of our initial business combination or our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

The allocation of the net proceeds available to us outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to us to pay our income and other tax liabilities, represents our best estimate of the intended uses of these funds. If our assumptions prove to be inaccurate, we may reallocate some of such proceeds within the above-described categories. If our estimate of the costs of undertaking due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is insufficient based on prevailing interest rates, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our Sponsor or third parties, Our Sponsor and/or founding stockholders may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our initial business combination, or, at such lender’s discretion. However, our Sponsor and/or founding stockholders are under no obligation to loan us any funds or invest in us. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial business combination.

We will likely use substantially all of the net proceeds of the IPO, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the Trust Account which are not used to consummate an initial business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

We will have until December 17, 2022, 15 months from the closing of the IPO, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit, up to an aggregate of $2,300,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest-bearing loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public Warrants will expire and will be worthless.

To the extent we are unable to consummate an initial business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Going Concern and Management Liquidity Plans

As of June 30, 2022, the Company had $214,155 in its operating bank account and working capital of $472,771. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from advances from a related party and from the issuance of common stock. Although the Company believes that its current cash balance will provide the needed liquidity over the next few quarters to satisfy current obligations, due to the reasons below, the Company may not have sufficient liquidity through the date of a business combination.

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 related to the Company’s formation, the IPO, and its search for a target company. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its IPO. The Company’s ability to commence operations is contingent upon consummating a business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, the Company’s ability to consummate its initial business combination within the contractual time period is uncertain. The Company has until December 17, 2022, 15 months from the closing of its IPO, to consummate its business combination. If the Company anticipates that it may not be able to consummate its initial business combination by December 17, 2022, it may, by resolution of the Company’s board of directors and if requested by its Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Company’s Sponsor or its affiliates or designees. There is no assurance the Company will obtain the two three-month extensions beyond December 17, 2022, if needed. There is no assurance that the Company will successfully consummate a business combination by December 17, 2022, or within the two three-month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed financial statements for the three and six months ended June 30, 2022, and the three months ended June 30, 2021, and the period from March 1, 2021 (inception) through June 30, 2021, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission, and are presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on April 15, 2022. In the opinion of management, these unaudited condensed financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report

Emerging Growth Company

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

Following the closing of the IPO on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the IPO and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

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

Public and Private Warrants

The Company accounts for its Public Warrants and Private Placement Warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, were identical to the warrants underlying the Units offered in the IPO.

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

Each Right may be traded separately. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless. The Company has not considered the effect of Rights sold in the IPO and the private placement to purchase shares of common stock, since the exercise of the Rights are contingent upon the occurrence of future events.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. For those tax positions deemed to be uncertain, the Company recognizes accrued interest and penalties related to the associated unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account. Additionally, the Company maintains cash balances with major financial institutions. Accordingly, the Company does not believe it is exposed to significant risks on such amounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at June 30, 2022	$116,321,157	$116,321,157	$-	$-
Marketable securities held in Trust Account at December 31, 2021	$116,152,616	$116,152,616	$-	$-

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the redeemable public shares and 20% for the non-redeemable shares, reflective of the respective participation rights, for the three and six months ended June 30, 2022.

The loss per share presented in the statement of operations is based on the following:

	For the Three Months Ending June 30, 2022	For the Six Months Ending June 30, 2022
Basic and diluted net loss per share:
Numerator:
Net loss applicable to Common Shares Subject to Redemption Including Accretion of Temporary Equity	$(152,272)	$(344,350)
Denominator:
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	11,500,000	11,500,000
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.01)	$(0.02)
Numerator:
Net loss applicable to Non-redeemable Common Shares Including Accretion of Temporary Equity	$(38,068)	$(86,088)
Denominator:
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.01)	$(0.03)

	For the Three Months Ending June 30, 2021	From the Period of March 1, 2021 (Inception) through June 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(191)	$(528)
Denominator:
Weighted-average common shares outstanding, basic and diluted	2,500,000	2,500,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

The Company has not considered the effect of warrants and Rights sold in the IPO and the private placement to purchase 11,966,667 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and Rights are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

On August 5, 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the IPO, on September 17, 2021, the Company sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, which increased to 11,500,000 Units for a total of $115,000,000 when the over-allotment option was exercised in full on September 23, 2021. Each Unit consists of one share of common stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7).

As of December 31, 2021, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the IPO. Additionally, the Condensed Unaudited Balance Sheets at June 30, 2022, reflect deferred underwriting commissions of $4,025,000 payable only upon completion of the Company’s initial business combination.

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, the Company’s Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Prior to the effective date of the registration statement in connection with our IPO, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its Sponsor to transfer an aggregate of 277,576 of its Founder Shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its Founder Shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34. The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement, and vested immediately, with no impact on the Company’s net loss. The Founder Shares do not have redemption rights and will be worthless unless the Company consummates its initial business combination.

Private Placement Warrants

The Company’s Sponsor purchased from us an aggregate of 10,900,000 Private Placement Warrants at a purchase price of $0.50 per warrant, or $5,450,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. A portion of the proceeds we received from the purchase equal to $3,450,000 was placed in the Trust Account so that at least $10.10 per share sold to the public in the IPO is held in trust.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor, which was amended on March 27, 2022 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the initial business combination of the Company, and otherwise on the terms of the Private Placement Warrants. As of June 30, 2022, no amounts have been borrowed under the Promissory Note and no such conversions have yet occurred.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of a Business Combination or the Company’s liquidation. During the three and six months ended June 30, 2022, the Company recognized expense related to this agreement of $30,000 and $60,000, respectively. At June 30, 2022, $50,000 remained unpaid and is recorded as a component of current liabilities on the Company’s Condensed Balance Sheet.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination.

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

The following is a reconciliation of the Company’s common stock subject to possible redemption as of June 30, 2022 and December 31, 2021.

Common Shares Subject to Possible Redemption

Gross proceeds from IPO	$115,000,000
Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Accretion on common stock subject to possible redemption	68,086
Balance, June 30, 2022	$116,218,086

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021.

Public Warrants

Each redeemable warrant entitles the registered holder to purchase one half of one share of common stock at a price of $11.50 per full share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an initial business combination and 15 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire five years from the consummation of an initial Business Combination.

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

The Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the IPO.

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

The Company had no material deferred tax assets as of June 30, 2022 and December 31, 2021. The Company’s effective income tax rate for 2021 and 2022 was 27.3%

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required as it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the event(s) disclosed below, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

In July 2022, the Company entered into finder’s agreements with two separate service providers to help identify targets for an initial business combination. In connection with each agreement, the Company will be required to pay a finder’s fee, contingent on the consummation of an initial business combination with a target that is introduced by the respective service provider. The finder’s fees for the two agreements are 1.0% for one service provider, and 1.5% for the other service provider, of the sum of the consideration delivered and paid to the target by the Company in connection with an initial business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in our Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis set forth below, may constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including but not limited to those factors set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this discussion and analysis to “we,” “us,” “our” or the “Company” refer to WinVest Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”), our capital stock, debt or a combination of cash, stock and debt.

As of June 30, 2022 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 relates to our formation and raising funds through our IPO. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

We will have until 15 months from the closing of our IPO, or until December 17, 2022, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsor, WinVest SPAC LLC (the “Sponsor”), extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, our rights and public and private warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through June 30, 2022 were related to our organizational activities, and preparation for our IPO, and, after our IPO, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our IPO on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had net losses of $122,254 and $362,352, respectively. The loss for both periods consisted primarily of administrative fees, office expenses, and legal and professional fees, offset in part by investment income related to assets held in the Trust Account. For the three months ended June 30, 2021 and the period from March 1, 2021 (inception) through June 30, 2021, we had net losses of $191 and $528, respectively, consisting mainly of legal and professional fees for our formation. We have no material deferred tax assets as of June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had $214,155 in our operating bank account and working capital of $472,771. Our liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the IPO, our liquidity will be satisfied through the net proceeds from the consummation of the IPO and the proceeds from the purchase of warrants by our Sponsor held outside of the Trust Account.

For the six months ended June 30, 2022, net loss was $362,352 and cash used in operating activities was $293,751, mainly due to cash paid for professional and compliance fees, and to a lesser extent to expenditures relating to office rent and related administration expenses.

As of June 30, 2022, we had marketable securities held in the Trust Account of $116,321,157. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we held $214,155 in cash outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

Going Concern

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 relates to our formation, the IPO and our search for a target company. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have four months from August 2022 to consummate our business combination with the available extensions, which is 15 months from the closing of our IPO, or until December 17, 2022. If we anticipate that we may not be able to consummate our initial business combination within eight months, we may, by resolution of our board of directors and if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the deposit of additional funds into the Trust Account by the Sponsor or its affiliates or designees. There is no assurance we will obtain the two three-month extensions beyond December 17, 2022, if needed. There is no assurance that we will successfully consummate a business combination by December 17, 2022, or within the two three-month extension periods, if granted. Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

To the extent we are unable to consummate a business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the IPO, or $4,025,000, will be payable to the underwriters upon the consummation of our initial business combination and will be held in the Trust Account until the consummation of such initial business combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 2 to our financial statements for further information on our critical accounting policies.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the balance sheet, results of operations and cash flows.

On August 5, 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer, who is also our principal financial and accounting officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on April 15, 2022, except as set forth below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: August 12, 2022

