Form 10-Q
period 2022-09-30
WinVest Acquisition Corp.
filed 2022-11-15
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 15, 2022, 14,375,000 shares of common stock, $0.0001 par value, were issued and outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from March 1, 2021 (inception) through September 30, 2021	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from March 1, 2021 (inception) through September 30, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 1, 2021 (inception) through September 30, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$216,246	$507,906
Prepaid expenses	392,275	393,500
Total current assets	608,521	901,406

Prepaid expenses, long-term portion	-	276,797
Cash held in Trust Account	116,743,063	116,152,616
Total assets	$117,351,584	$117,330,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$129,002	$94,760
Income tax payable	126,606	-
Related party payables	77,000	-
Total current liabilities	332,608	94,760
Deferred underwriting commission payable	4,025,000	4,025,000
Total liabilities	4,357,608	4,119,760

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.15 and $10.10 per share for September 30, 2022, and December 31, 2021, respectively	116,692,024	116,150,000

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(3,698,336)	(2,939,229)
Total stockholders’ deficit	(3,698,048)	(2,938,941)
Total liabilities and stockholders’ deficit	$117,351,584	$117,330,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period March 1, 2021 (inception) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating expenses	$252,063	$66,193	$782,957	$66,721
Loss from operations	(252,063)	(66,193)	(782,957)	(66,721)

Other income:
Interest income	523,938	162	692,480	162
	523,938	162	692,480	162

Income (loss) before income tax	$271,875	$(66,031)	$(90,477)	$(66,559)
Income tax expense	(126,606)	-	(126,606)	-
Net income (loss)	$145,269	$(66,031)	$(217,083)	$(66,559)
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	11,500,000	4,402,174	11,500,000	3,534,624
Basic and diluted net loss per share, redeemable shares subject to redemption	$0.02	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	4,402,174	2,875,000	3,534,624
Basic and diluted net loss per share, non-redeemable shares	$(0.02)	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD OF MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 1, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(337)	(337)
Balance at March 31, 2021	2,875,000	288	24,712	(337)	24,663
Issuance of common stock to founders for cash	-	-	-	-	-
Net loss	-	-	-	(191)	(191)
Balance at June 30, 2021	2,875,000	288	24,712	(528)	24,472
Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	108,049,881	-	108,051,031
Sale of 10,900,000 private placement warrants	-	-	5,450,000	-	5,450,000
Reclassification of common stock subject to possible redemption	(11,500,000)	(1,150)	(108,049,881)	-	(108,051,031)
Accretion of common stock to redemption value	-	-	(5,474,712)	(2,624,257)	(8,098,969)
Net loss	-	-	-	(66,031)	(66,031)
Balance at September 30, 2021	2,875,000	$288	$-	$(2,690,816)	$(2,690,528)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance at March 31, 2022	2,875,000	288	-	(3,179,327)	(3,179,039)
Accretion of common stock to redemption value				(68,086)	(68,086)
Net loss	-	-	-	(122,254)	(122,254)
Balance at June 30, 2022	2,875,000	288	-	(3,369,667)	(3,369,379)
Accretion of common stock to redemption value				(473,938)	(473,938)
Net income	-	-	-	145,269	145,269
Balance at September 30, 2022	2,875,000	$288	$-	$(3,698,336)	$(3,698,048)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Period from March 1, 2021 (inception) Through
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,083)	$(66,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(692,480)	(162)
Formation costs paid by third-party	-	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	278,022	(768,673)
Changes in accounts payable and accrued liabilities	160,848	37,230
Changes in related party payables	77,000	-
Net cash used in operating activities	(393,693)	(797,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Investments in Trust Account	102,033	(116,150,000)
Net cash provided by (used in) investing activities	102,033	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of Units, net of underwriting discounts paid	-	112,600,000
Cash proceeds from sale of private warrants	-	5,450,000
Cash proceeds from issuance of common stock to founders	-	25,000
Payment of offering costs	-	(523,969)
Net cash provided by financing activities	-	117,551,031

NET CHANGE IN CASH	(291,660)	603,204
Cash - Beginning of period	507,906	-
Cash - End of period	$216,246	$603,204

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs	$-	$4,025,000
Common stock issued for relief of related party advances	$-	$25,000
Accretion of common stock to redemption value	$542,024	$116,150,000

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

As of September 30, 2022, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation, raising funds through the initial public offering (“IPO”) and its search for a target company, which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Going Concern and Management Liquidity Plans

As of September 30, 2022, we had $216,246 in cash available in our operating bank account and working capital of $402,519. Our liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the IPO, liquidity was satisfied through the net proceeds from the consummation of the IPO and the proceeds from the Sponsor’s purchase of Company Private Placement Warrants held outside of our Trust Account. For the nine months ended September 30, 2022, net loss was $90,477 and cash used in operating activities was $393,693 mainly due to cash paid for professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination. We believe we will not have sufficient liquidity with our current resources through the twelve months from the issuance of these financial statements. In addition, we currently have a mandatory liquidation date of December 17, 2022. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 related to the Company’s formation, the IPO, and its search for a target company. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its IPO. The Company’s ability to commence operations is contingent upon consummating an Initial Business Combination. The Company has until December 17, 2022, 15 months from the closing of its IPO, to consummate its Initial Business Combination. The Company will not be able to consummate its Initial Business Combination by December 17, 2022.

Management’s plan to address the December 17, 2022 liquidation is to seek stockholder approval for, and to file, an amendment to the Company’s amended and restated certificate of incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 8, 2022, the Company is proposing to amend its amended and restated certificate of incorporation to extend the date (the “Termination Date”) by which the Company has to consummate an Initial Business Combination from the original Termination Date of December 17, 2022 to January 17, 2023 (the “Charter Extension Date”) upon the deposit into the Trust Account of $125,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after December 17, 2022, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $125,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 2022, and the three months ended September 30, 2021, and the period from March 1, 2021 (inception) through September 30, 2021, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC, and are presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), filed with the SEC on April 15, 2022. In the opinion of management, these unaudited condensed financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report

Emerging Growth Company

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. For those tax positions deemed to be uncertain, the Company recognizes accrued interest and penalties related to the associated unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account. Additionally, the Company maintains cash balances with major financial institutions. Accordingly, the Company does not believe it is exposed to significant risks on such amounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account as of September 30, 2022	$116,743,063	$116,743,063	$-	$-
Marketable securities held in Trust Account as of December 31, 2021	$116,152,616	$116,152,616	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the redeemable public shares and 20% for the non-redeemable shares, reflective of the respective participation rights, for the three and nine months ended September 30, 2022.

The income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ending September 30, 2022	For the Nine Months Ending September 30, 2022
Basic and diluted net loss per share:
Numerator:
Net income (loss) applicable to Common Shares Subject to Redemption Including Accretion of Temporary Equity	$145,269	$(217,083)
Denominator:
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	11,500,000	11,500,000
Basic and diluted net loss per share, redeemable shares subject to redemption	$0.02	$(0.01)
Numerator:
Net loss applicable to Non-redeemable Common Shares Including Accretion of Temporary Equity	$(65,734)	$(151,821)
Denominator:
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.02)	$(0.05)

	For the Three Months Ending September 30, 2021	From the Period of March 1, 2021 (Inception) through September 30, 2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(66,031)	$(66,559)
Denominator:
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	4,402,174	3,534,624
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.01)	$(0.02)
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	4,402,174	3,534,624
Basic and diluted net loss per share, non-redeemable shares	$(0.01)	$(0.02)

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

As of December 31, 2021, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the IPO. Additionally, the Condensed Unaudited Balance Sheets as of September 30, 2022 reflect deferred underwriting commissions of $4,025,000 payable only upon completion of the Company’s Initial Business Combination.

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

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor, which was amended on March 27, 2022 (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants. As of September 30, 2022, no amounts have been borrowed under the Promissory Note and no such conversions have yet occurred.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of a Business Combination or the Company’s liquidation. During the three and nine months ended September 30, 2022, the Company recognized expense related to this agreement of $30,000 and $90,000, respectively. As of September 30, 2022, $77,000 remained unpaid and is recorded as a component of current liabilities on the Company’s Condensed Balance Sheet.

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

On July 19, 2022, the Company entered into finder’s agreements with two separate service providers to help identify targets for an Initial Business Combination. In connection with each agreement, the Company will be required to pay a finder’s fee, contingent on the consummation of an Initial Business Combination with a target that is introduced by the respective service provider. The finder’s fees for the two agreements are 1.0% for one service provider and 1.5% for the other service provider of the sum of the consideration delivered and paid to the target by the Company in connection with an Initial Business Combination.

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

The following is a reconciliation of the Company’s common stock subject to possible redemption as of September 30, 2022 and December 31, 2021.

Common Shares Subject to Possible Redemption

Gross proceeds from IPO	$115,000,000
Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Accretion on common stock subject to possible redemption	542,024
Balance, September 30, 2022	$116,692,024

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred and Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021.

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

The Company had no material deferred tax assets as of September 30, 2022 and December 31, 2021. The Company’s effective income tax rate for 2021 was zero. The Company’s effective income tax rate for the three-months and nine-months for the period September 30, 2022 were 46.6% and (139.9%), respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the following, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 8, 2022, the Company filed a definitive proxy statement with the SEC to amend to amend its amended and restated certificate of incorporation to extend the Termination Date from the original Termination Date of December 17, 2022 to the Charter Extension Date upon the deposit into the Trust Account of $125,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to for up to five Additional Extensions, by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the December 17, 2022, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $125,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their shares of Public Stock. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Public Stock. This redemption right will apply to each holder of Public Stock regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Sponsor. The Company’s amended and restated certificate of incorporation provides that it cannot redeem or repurchase Public Stock to the extent such redemption would result in the Company’s failure to have at least $5,000,001 of net tangible assets.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (“Initial Business Combination”) using cash from the proceeds of our initial public offering (the “IPO”), our capital stock, debt or a combination of cash, stock and debt.

As of September 30, 2022 and through the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 relates to our formation and raising funds through our IPO. We will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The stock exchange listing rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”) (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with the Initial Business Combination. We will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that we will be able to successfully effect an Initial Business Combination.

We will have until 15 months from the closing of our IPO, or until December 17, 2022, to consummate our Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 15 months, we may, by resolution of our board of directors, if requested by WinVest SPAC LLC, our Sponsor (the “Sponsor”), extend the period of time to consummate an Initial Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete an Initial Business Combination) (an “Automatic Extension”). Our stockholders will not be entitled to vote or redeem their shares in connection with any such Automatic Extension. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate an Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding shares of common stock issued as part of the units sold in our IPO (the “Public Stock”) for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, our rights and public and private warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through September 30, 2022 were related to our organizational activities, and preparation for our IPO, and, after our IPO, identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our IPO on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had income (loss) of $145,269 and $(217,083), respectively. The income and loss, respectively, for both periods consisted primarily of administrative fees, office expenses, and legal and professional fees, offset in part by investment income related to assets held in the Trust Account. For the three months ended September 30, 2021 and the period from March 1, 2021 (inception) through September 30, 2021, we had net losses of $66,031 and $66,559, respectively, consisting mainly of legal and professional fees for our formation. We have no material deferred tax assets as of September 30, 2022.

Going Concern and Management Liquidity Plans

As of September 30, 2022, we had marketable securities held in the Trust Account of $116,743,063. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $216,246 in cash available in our operating bank account and working capital of $402,519. Our liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the IPO, liquidity was satisfied through the net proceeds from the consummation of the IPO and the proceeds from the Sponsor’s purchase of warrants that are held outside of our Trust Account. For the nine months ended September 30, 2022, net loss was $90,477 and cash used in operating activities was $393,693, mainly due to cash paid for professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination. We believe we will not have sufficient liquidity with our current resources through the twelve months from the issuance of these financial statements. In addition, we currently have a mandatory liquidation date of December 17, 2022. Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2022, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 related to our formation, the IPO and our search for a target company. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We have until December 17, 2022, 15 months from the closing of our IPO, to consummate our Initial Business Combination. We do not believe we will be able to consummate our Initial Business Combination by December 17, 2022.

Management’s plan to address the December 17, 2022 liquidation is to seek stockholder approval for, and to file, an amendment to our amended and restated certificate of incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 8, 2022, we are proposing to amend our amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date (the “Termination Date”) by which we must consummate an Initial Business Combination from the original Termination Date of December 17, 2022 to January 17, 2023 (the “Charter Extension Date”) upon the deposit into the Trust Account of $125,000, to be loaned to us by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after December 17, 2022, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit an additional $125,000 per Additional Extension into the Trust Account by our Sponsor or its affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, our stockholders may elect to redeem their shares of Public Stock. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Public Stock. This redemption right will apply to each holder of Public Stock regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Sponsor. Our amended and restated certificate of incorporation provides that we cannot redeem or repurchase Public Stock to the extent such redemption would result in our failure to have at least $5,000,001 of net tangible assets. Due to the reasons stated above, we believe we may not have sufficient liquidity through the date of an Initial Business Combination, if extended through June 17, 2023.

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

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. We do not expect to early adopt this ASU. We are currently evaluating the impact of adopting this guidance on the balance sheet, results of operations and cash flows.

On August 5, 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer, who is also our principal financial and accounting officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on April 15, 2022, except as set forth below:

There can be no assurance that the Charter Extension will be approved by stockholders, and there can be no assurance that the Charter Extension will enable us to complete an Initial Business Combination.

Approval of the Charter Extension would require the affirmative vote of a majority of the outstanding shares of our common stock, including at least 37.5% of our Public Stock (assuming our Sponsor, directors, officers and advisory board members vote their shares of common stock in favor of the Charter Extension. There is no assurance that our stockholders will approve the Charter Extension, and if our stockholders do not approve the Charter Extension, our Sponsor is not obligated to exercise an Automatic Extension. In the event our stockholders do not approve the Charter Extension and an Automatic Extension is not exercised, we are unlikely to be able to consummate an Initial Business Combination by the Termination Date.

Additionally, approving the Charter Extension involves a number of risks. Even if the Charter Extension is approved by stockholders, we can provide no assurances that an Initial Business Combination will be consummated prior to the Termination Date. Our ability to consummate any Initial Business Business Combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the stockholder vote on the Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if the Charter Extension or an Initial Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension vote and the Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Stock on the open market. The price of our Public Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Stock at favorable prices, or at all.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an Initial Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an Initial Business Combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary of our IPO Registration Statement, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our Initial Business Combination, hinder our ability to consummate an Initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on The Nasdaq Stock Market LLC, we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any Redemptions of our public shares after December 31, 2022, including any redemptions in connection with an Initial Business Combination or in the event we do not consummate an Initial Business Combination by the Charter Extension Date.

If the Termination Date (currently December 17, 2022) is extended, our public stockholders will have the right to require us to redeem their Public Stock. Because any redemption that occurs as a result of the Extension Amendment would occur before December 31, 2022, we would not be subject to the Excise Tax as a result of any redemptions in connection with the Extension Amendment. However, if our stockholders approve the Extension Amendment, then any redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of any redemptions and repurchases in connection with our Initial Business Combination, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available for a stockholder redemption, could cause a reduction in the cash available to complete an Initial Business Combination, and could have an adverse effect on our ability to complete an Initial Business Combination.

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

Date: November 15, 2022

