Form 10-K
period 2022-12-31
WinVest Acquisition Corp.
filed 2023-03-31
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

*The registrant has included these items on the cover page but, in accordance with Release No. 33-11126, is not completing the relevant check boxes as it is not yet required to have a policy under an applicable exchange listing standard.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $114,310,000.

As of March 31, 2023, the Registrant had 4,768,113 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our initial business combination;

●	the anticipated benefits of an initial business combination;

●	the recent issuance by the Securities and Exchange Commission (the “SEC”) of proposed rules to regulate special purpose acquisition companies;

●	the risk of being deemed an “investment company” for purposes of the Investment Company Act;

●	the volatility of the market price and liquidity of the Common Stock issued as part of the units sold in our Initial Public Offering (“Public Stock”) and our other securities;

●	the possibility that we may liquidate the securities held in the trust account (as defined below) to avoid being deemed an investment company;

●	the potential impact of the new federal 1% excise tax;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	our potential change in control if we acquire one or more target businesses for stock;

●	the lack of a market for our securities;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

●	We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until June 17, 2023 if we extend the period of time to consummate a business combination by the full amount of time before receiving distributions from the trust account.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

●	Our investors are not entitled to protections normally afforded to investors of blank check companies.

●	We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	The SEC’s proposed rules effecting special purpose acquisition companies may increase our costs and the time needed to complete our initial business combination.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	We may not have sufficient working capital to cover our operating expenses.

●	If we combine with Trefis concurrent with our initial business combination, we will become subject to risks affecting Trefis’s business.

●	Even though we may seek to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our” or “our Company” refer to WinVest Acquisition Corp. References to our “founders” refers to Manish Jhunjhunwala and Jeff LeBlanc. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refers to WinVest SPAC LLC, which is controlled by one of our founders. References to “founder shares” refer to the 2,875,000 shares of Common Stock held or controlled by WinVest SPAC LLC prior to our initial public offering (the “Initial Public Offering”). References to our “initial stockholders” refer to the holders of the founder shares. References to our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsor. References to “Trefis” refer to Insight Guru Inc. References to the “trust account” refer to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $116,150,000 in proceeds from the Initial Public Offering and the Private Placement (as defined below) were placed. As a result of the redemption of 9,606,887 shares of Commons Stock held by our public stockholders, approximately $19.6 million remained in the trust account as of December 31, 2022.

ITEM 1. BUSINESS.

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 1, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. As described further below, concurrent with the completion of our initial business combination, we may combine with Trefis, owner of www.Trefis.com and of proprietary machine learning algorithms, databases, methodologies, and related technologies (the “Trefis Technology”), which was founded and is partially owned by members of our sponsor and certain members of our board of directors (including our Chief Executive Officer). In addition, certain investors in Trefis also own a majority of our sponsor in the aggregate. We will not, however, complete an initial business combination with only Trefis, and we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business.

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

In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, 1,893,113 shares of our Public Stock remained outstanding and at December 31, 2022, approximately $19.6 million was left in the trust account. For further information, see “Item 1. – Business – Effecting our Initial Business Combination.”

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

Members of our advisory board have experience as executives, in leading corporate strategy and in investing. Our advisory board members’ skills as investors, financial information and technology strategists, investment advisors and corporate advisors further support our ability to identify and drive value in our initial business combination through their sourcing channels, relationship networks and leadership experience.

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

Concurrently with our initial business combination, if we determine the Trefis Technology would add value to a target company, we may merge with Trefis. The resulting combined company would inherit our Nasdaq listing and its securities would be publicly traded. We believe that the combination of Trefis, us and a target business in the financial services industry would allow the resulting combined company to leverage Trefis’s technology platform and our experienced management team and offer significant synergies and long-term value creation opportunities for our stockholders and serve as a platform for further growth.

We have not entered into any letter of intent or definitive agreement with Trefis, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we may merge with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a merger with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Trefis. In addition, we will likely not consummate a merger with Trefis if the target business with respect to our initial business combination is not within the financial services industry or related sectors. If we pursue a merger with Trefis concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Trefis) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Trefis is fair to our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any merger with Trefis as are applicable to our initial business combination described elsewhere in this Annual Report on Form 10-K. We will only complete a combination with Trefis, if at all, simultaneously with, or subsequent to, our initial business combination. For the avoidance of doubt, the requirement that we complete our initial business combination by June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) does not apply to any potential combination with Trefis.

Investment Criteria

We intended to identify companies that have compelling growth potential and a combination of the characteristics listed below but we have since expanded our search and are considering other target companies for our initial business combination. We will use these guidelines, among others, to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria.

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

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or any such additional managers we do recruit may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

Our insiders and advisory board members have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination, (2) not to convert any shares of Common Stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of Common Stock in any tender in connection with a proposed initial business combination. As a result and following the approval of the Extension Amendment proposal (as defined below), if we sought stockholder approval of a proposed transaction, we would not need any of our public shares to be voted in favor of the transaction in order to have such transaction approved.

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

Ability to Extend Time to Complete a Business Combination

Our amended and restated Certificate of Incorporation provided that we had until December 17, 2022 to complete a business combination; provided, however, that if we anticipated we may not be able to consummate a business combination by December 17, 2022, we, by resolution of the board of directors if requested by the sponsor, could extend the period of time to consummate a business combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders to, among other things, approve an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the date by which we must consummate an initial business combination on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable termination date, until June 17, 2023, or a total of up to six months after the original termination date of December 17, 2022, unless the closing of our initial business combination shall have occurred prior thereto (the “Extension Amendment”). Our sponsor agreed that if the Extension Amendment proposal was approved at the special meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the trust account.

The stockholders approved the Extension Amendment proposal at the special meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to our sponsor, pursuant to which our sponsor agreed to loan to us up to $750,000 in connection with the extension of the date by which we must consummate an initial business combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of a business combination, our sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Warrants issued to our sponsor at the time of our Initial Public Offering.

In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, 1,893,113 shares of our Public Stock remained outstanding and at December 31, 2022, approximately $19.6 million was left in the trust account.

On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023. On January 12, 2023, we effected the second drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from January 17, 2023 to February 17, 2023. On February 13, 2023, we effected the third drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from February 17, 2023 to March 17, 2023. On March 15, 2023, we effected the fourth drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023.   We intend to deposit an additional $125,000 into the trust account for each subsequent extension that is needed by us to complete an initial business combination. Such amounts would be distributed either to: (i) all remaining holders of our Common Stock issued as part of the units sold in the Initial Public Offering upon our liquidation or (ii) holders of shares of our Common Stock issued as part of the units sold in the Initial Public Offering who elect to have their shares redeemed in connection with the consummation of a business combination or an amendment to the redemption provisions in our certificate of incorporation.

The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 17, 2023 (or up to 21 months from the closing of our Initial Public Offering if we continue to extend the period of time to consummate a business combination, each time by one month, subject to the deposit of additional funds into the trust account as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Warrants will expire, and holders of Warrants will receive nothing upon a liquidation with respect to such Warrants, and the Warrants will be worthless.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following April 17, 2023   (or up to the 21st month from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from vendors (such as lawyers, investment bankers, etc.), prospective target businesses or potentially claims related to the 1% Excise Tax (as defined below) under the Inflation Reduction Act of 2022. For further information, see “Item 1A. – Risk Factors – The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.”

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

Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders and advisory board members have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend amended and restated our certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Common Stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders and advisory board members has entered into letter agreements   with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders. In particular:

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2023. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period exceed $1.0 billion or our total revenues exceed $1.235 billion or the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have until June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) to consummate our initial business combination. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the ongoing COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it and volatility in valuations in the financial markets that are resulting from the imposition of such measures and any related health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto or we seek to amend our amended and restated certificate of incorporation prior to the consummation of our initial business combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their shares of Common Stock or Warrants, potentially at a loss.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if we are unable to complete a business combination by June 17, 2023, our amended and restated certificate of incorporation provides that we must cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to certain limitations described in our this Annual Report on Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if no holders of our public shares approve of the business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

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

We could seek to amend certain agreements with our management team disclosed in this Annual Report on Form 10-K without the approval of our stockholders. For example, restrictions on our executives relating to the voting of securities owned by them, the agreement of our management team to remain with us until the closing of a business combination, the obligation of our management team to not propose certain changes to our organizational documents or the obligation of the management team and its affiliates to not receive any compensation in connection with a business combination could be modified without obtaining stockholder approval. Although stockholders would not be given the opportunity to redeem their shares in connection with such changes, in no event would we be able to modify the redemption or liquidation rights of our stockholders without permitting our stockholders the right to redeem their shares in connection with any such change. We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if such a modification were necessary to complete a business combination).

If the funds held outside of the trust account are insufficient to allow us to operate following our Initial Public Offering, it could limit the amount available to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until we complete our initial business combination is not completed during that time. If our expenses exceed our estimates, we will not have sufficient funds outside the trust account to cover our estimated expenses. In such event we would need to borrow additional funds from our sponsor or from third parties to continue to operate. Our initial stockholders, officers and directors or their affiliates or our sponsor may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our initial business combination, or, at such lender’s discretion, the notes may be converted upon consummation of our business combination into Private Warrants at a price of $0.50 per Warrant. However, our initial stockholders, officers and directors or their affiliates and our sponsor are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

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

If we have not completed our initial business combination by June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning on January 1, 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Stock in connection with an amendment to our amended and restated certificate of incorporation or in connection with an initial business combination may subject us to the Excise Tax unless one of the two exceptions above apply.

Any redemption or other repurchase that we make may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of our initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with our initial business combination (or otherwise issued not in connection with our initial business combination but issued within the same taxable year of our initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available for a stockholder redemption, could cause a reduction in the cash available to complete an initial business combination, and could have an adverse effect on our ability to complete an initial business combination.

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

Although, we may seek to combine with Trefis concurrent with the closing of our initial business combination, we cannot provide any assurance that we will combine with Trefis. See “Item 1. - Business - Trefis Business.” If we successfully complete a business combination with Trefis, we will become subject to risks affecting Trefis’s business, including, without limitation, the following:

●	Trefis expects to continue to make significant investment in development and maintenance of its data and technology systems, such investments may or may not be effective towards our efforts to grow and acquire new customers, or retain existing ones;

●	the majority of Trefis’s revenue is derived from a small number of customers, and a reduction in spending by or loss of current or potential customers would cause Trefis’s revenue and operating results to decline;

●	Trefis’s customers are subject to stringent laws and regulations of the professional and financial services industries, and the laws and regulations are subject to change and increased burden which could increase expenses for Trefis, reduce attractiveness of its products and services, and lead to loss of revenue potential and decline in operating results;

●	a system failure, security breach or other technological risk could delay or interrupt service to Trefis’s customers, harm its reputation or subject Trefis to significant liability;

●	if Trefis is unable to prove that its data and technology offerings provide an attractive return on investment for its customers and end-users, relevance of Trefis products and solutions could decline and its financial and operational results and potential could be harmed;

●	political instability and volatility in the economy may adversely affect segments of Trefis’s customers, which may result in decreased usage and, in turn, could lead to customer cancellations and decrease in Trefis’s revenues;

●	Trefis’s growth will depend on its ability to develop, strengthen, and protect its brand, and these efforts may be costly and have varying degrees of success;

●	the markets in which Trefis operates are highly competitive and Trefis’s competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, Trefis faces significant competition for customers, distributors, and end users;

●	as a creator and a distributor of content over the internet, Trefis faces potential liability for legal claims based on the nature and content of the materials that it creates or distributes;

●	Trefis may be engaged in legal proceedings that could cause it to incur unforeseen expenses and could divert significant operational resources and Trefis’s management’s time and attention;

●	inadequate IP protections could prevent Trefis from defending its proprietary technology and intellectual property;

●	Trefis may be found to have infringed on the IP rights of others, which could expose Trefis to substantial losses or restrict its operations;

●	Trefis’s success depends on its retention of executive officers, senior management and its ability to hire and retain key personnel;

●	Trefis is exposed to risk if it cannot maintain or adhere to its internal controls and procedures;

●	changes in tax rates, changes in tax treatment of companies engaged in financial services industries, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact Trefis’s financial results;

●	Trefis’s level of indebtedness could adversely affect its financial flexibility and its competitive position;

●	to fund Trefis’s capital requirements, Trefis will require a significant amount of cash, and its ability to generate cash will depend on many factors beyond its control;

●	Trefis’s services may become subject to burdensome regulation, which could increase its costs or restrict its service offerings;

●	Trefis is subject to a variety of new and existing laws and regulations, including those relevant to professional and financial services industries, which could subject it to claims, judgments, monetary liabilities and other remedies, and to limitations on its business practices;

●	if Trefis is unable to continue to attract visitors to its websites from search engines and other websites, then consumer traffic to Trefis’s websites could decrease, which could negatively impact sales of its products and services, and ability to innovate, develop new products;

●	government and private actions or self-regulatory developments regarding internet privacy matters could adversely affect Trefis’s ability to conduct its business;

●	Trefis operates across many different markets both domestically and internationally which may subject it to cybersecurity, privacy, data security and data protection laws with uncertain interpretations, as well as impose conflicting obligations on Trefis;

●	Trefis faces potential liability related to the privacy and security of information it collects from, or on behalf of, its consumers and customers;

●	Trefis’s business could suffer if providers of broadband internet access services block, impair or degrade its services

●	the industries in which Trefis operates are undergoing rapid technological changes and it may not be able to keep up;

●	Trefis materially relies on platforms, including Google, Facebook, Twitter, and others, for both revenue and traffic and it cannot predict how those relationships may evolve in the future;

●	Trefis competes in the broader data and technology solutions made available to financial services industry against companies who largely dominate the market and who are also its distributors and customers;

●	Trefis has non-U.S. operations and is subject to risks and regulations in those markets in addition to the U.S. risk and regulations; and

●	Trefis has not been profitable since its inception and there is no guarantee it will be profitable in the future.

Even though we may seek to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof.

Concurrently with our initial business combination, we may seek to combine with Trefis. The resulting combined company would inherit our Nasdaq listing and its Common Stock, Rights and Warrants would be publicly traded. We have not entered into any letter of intent or definitive agreement with Trefis, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we may seek to combine with Trefis concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an initial business combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Trefis.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until June 17, 2023 in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

As the number of special purpose acquisition companies evaluating targets has increased in recent years, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that were formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

There are no assurances that the Extension Amendment will enable us to complete an initial business combination.

We can provide no assurances that an initial business combination will be consummated prior to June 17, 2023. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of our Public Stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $98.0 million. We will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Stock on the open market. The price of our Public Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Stock at favorable prices, or at all.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act, including a proposed rule that would provide special purpose acquisition companies a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a special purpose acquisition companies duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on special purpose acquisition companies. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us certain burdensome requirements, including: registration as an investment company; adoption of a specific form of corporate structure; reporting, record keeping, voting, proxy and disclosure requirements; and other rules and regulations.

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

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or our liquidation. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary of our IPO Registration Statement, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our initial business combination.

We have until June 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with if it is an entity that is affiliated with any of our insiders, officers or directors (including Trefis). In all other instances, we will have no obligation to obtain an opinion. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, subject to certain adjustments,   on the liquidation of our trust account and our Rights and Public Warrants will expire worthless.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years following our Initial Public Offering. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceeds $1.235 billion, or the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination  .

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

Our insiders, officers, directors and advisory board members collectively beneficially own approximately 60%   of our issued and outstanding shares of Common Stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, directors and advisory board members have agreed to vote the shares of Common Stock owned by them immediately before the Initial Public Offering as well as any shares of Common Stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

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

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. In addition, concurrently with the completion of our initial business combination we may seek to combine with Trefis, which is partially owned by members of our sponsor and certain members of our board of directors (including our Chief Executive Officer). Our directors also serve as officers and board members for other entities. Our insiders, officers, directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities (other than Trefis). Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. - Business - Effecting Our Initial Business Combination - Source of Target Business,” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2022, there were 83,265,221   authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the Rights, Private Warrants and Public Warrants). Although we had no commitment as of December 31, 2022, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our initial business combination. The issuance of additional shares of Common Stock or preferred stock:

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, shares of Common Stock, Warrants and Rights are listed on Nasdaq under the symbols “WINVU,” “WINV,” “WINVW” and “WINVR,” respectively.

Holders

The number of holders of record does not include a substantially greater number of “street name” holders, or beneficial holders whose Units, shares of Common Stock, Warrants and Rights are held of record by banks, brokers and other financial institutions. As of March 31, 2023, there were 17 holders of record of our shares of Common Stock. As of such date, all of our Units and Rights were held in street name, and, aside from WinVest SPAC LLC, all of our Warrants were held in street name.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 17, 2021, pursuant to our Initial Public Offering, we sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, and we sold an additional 1,500,000 Units for a total of $15,000,000 upon the exercise in full of the over-allotment option on September 23, 2021. Each Unit consists of one share of Common Stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of common stock upon the consummation of an initial business combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-258920). The registration statements became effective on September 14, 2021.

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

On November 30, 2023, in connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. The redemption was funded using proceeds from the Initial Public Offering. Following such redemptions, 1,893,113 shares of Public Stock remained outstanding, and at December 31, 2022, approximately $19.6 million was left in the trust account.

We will likely use substantially all of the remainder of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Warrants, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the trust account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 7 of this Form 10-K.

On December 5, 2022, we issued the Extension Note to our sponsor, pursuant to which the sponsor agreed to loan to us up to $750,000 in connection with the extension of the date by which we must consummate an initial business combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of a business combination, the sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Warrants issued to the sponsor at the time of our Initial Public Offering. The issuance of the Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023. On January 12, 2023, we effected the second drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from January 17, 2023 to February 17, 2023. On February 13, 2023, we effected the third drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from February 17, 2023 to March 17, 2023. On March 15, 2023, we effected the fourth drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information on a monthly basis for the quarter ended December 31, 2022, with respect to our purchase of equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	-	-	-	-
November 1, 2022 to November 30, 2022	9,606,887	$10.20	-	-
December 1, 2022 to December 31, 2022	-	-	-	-

In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of Common Stock issued as part of the units sold in our Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, 1,893,113 shares of our Public Stock remained outstanding and, as of December 31, 2022, approximately $19.6 million was left in the trust account.

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

As of December 31, 2022 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2022 related to our formation and raising funds through our Initial Public Offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Our amended and restated certificate of incorporation provided that we had until December 17, 2022 to complete a business combination; provided, however, that if we anticipated we may not be able to consummate a business combination by December 17, 2022, we, by resolution of the board of directors if requested by the sponsor, could extend the period of time to consummate a business combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders to, among other things, approve an extension amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the date by which we must consummate an initial business combination on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable termination date, until June 17, 2023, or a total of up to six months after the original termination date of December 17, 2022, unless the closing of our initial business combination shall have occurred prior thereto (the “Extension Amendment”). Our sponsor agreed that if the Extension Amendment proposal was approved at the special meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the trust account.

The stockholders approved the Extension Amendment proposal at the special meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to our sponsor, pursuant to which our sponsor agreed to loan to us up to $750,000 in connection with the extension of the date by which we must consummate an initial business combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of a business combination, our sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Warrants issued to our sponsor at the time of our Initial Public Offering.

In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of Common Stock issued as part of the units sold in our Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, 1,893,113 shares of Common Stock issued as part of the units sold in our Initial Public Offering remained outstanding and, as of December 31, 2022, approximately $19.6 million remained in the trust account.

On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which the Company must consummate an initial business combination from December 17, 2022 to January 17, 2023. On January 12, 2023, we effected the second drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from January 17, 2023 to February 17, 2023. On February 13, 2023, we effected the third drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from February 17, 2023 to March 17, 2023. On March 15, 2023, we effected the fourth drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023.   We intend to deposit an additional $125,000 into the trust account for each subsequent extension that is needed by us to complete an initial business combination. Such amounts would be distributed either to: (i) all of the holders of our Common Stock issued as part of the units sold in the Initial Public Offering upon our liquidation or (ii) holders of shares of our Common Stock issued as part of the units sold in the Initial Public Offering who elect to have their shares redeemed in connection with the consummation of a business combination.

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

Results of Operations and Known Trends or Future Events

All activities through December 31, 2022 were related to our organizational activities, and preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the year ended December 31, 2022, our net loss was $226,632 and cash used in operating activities was $534,243 mainly due to cash paid for professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $88,247 in our operating bank account and working capital deficit of $248,829. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Sponsor’s purchase of Company Private Placement Warrants held outside of our Trust Account.

On March 16, 2021, we issued an unsecured promissory note to the sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2022. The Promissory Note is non-interest bearing and payable on the date on which we consummate an initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our initial business combination. No such conversions have yet occurred. On February 14, 2023, the Company effected the first drawdown of $38,000 under the Promissory Note. On February 21, 2023, the Company effected the second drawdown of $10,000 under the Promissory Note. On March 15, 2023, the Company effected the third drawdown of $58,500 under the Promissory Note. On March 28, 2023, the Company effected the fourth drawdown of $16,500 under the Promissory Note. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate a business combination.

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

On December 5, 2022, we issued the Extension Note to our sponsor, pursuant to which the sponsor agreed to loan to us up to $750,000 in connection with the extension of the date by which we must consummate an initial business combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of a business combination, the sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Warrants issued to the sponsor at the time of our Initial Public Offering. On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused the sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023. On January 12, 2023, we effected the second drawdown of $125,000 under the Extension Note and caused the sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from January 17, 2023 to February 17, 2023. On February 13, 2023, we effected the third drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from February 17, 2023 to March 17, 2023. On March 15, 2023, we effected the fourth drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023.

In connection with the vote to approve the Extension Amendment proposal, the holders of 9,606,887 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

As of December 31, 2022, we had marketable securities held in the trust account of approximately $19.6 million. We intend to use substantially all of the remaining funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we held $88,247 outside of the trust account. We intend to use the funds held outside the trust account, in addition to additional funds we may borrow under the Promissory Note, primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. Based on the available funds outside of the trust account and the Promissory Note, while we expect that we will have sufficient liquidity through the earlier of the consummation of an initial business combination and June 17, 2023, the actual expenses incurred up to such date may be higher than expected and materially exceed the funds available to us.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2022 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have three months from March 2023 to consummate our business combination with the available extensions, which is 21 months from the closing of our Initial Public Offering, or until June 17, 2023. There is no assurance that we will successfully consummate a business combination by June 17, 2023. Assuming that expenses leading up to the consummation of a business combination do not materially increase and our current available funds outside of the trust account, as well as the approximate amount of $177,000 still available to us under the Promissory Note, we expect that we will have sufficient liquidity through the earlier of the consummation of an initial business combination and June 17, 2023. To the extent we are unable to consummate a business combination, we will need to pay the costs of liquidation as well from these funds. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2022, other than an agreement to pay WinVest SPAC LLC a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our initial business combination and will be held in the Trust Account until the consummation of such initial business combination.

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the rules of the SEC for “emerging growth companies.”

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

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Manish Jhunjhunwala	45	Chief Executive Officer, Chief Financial Officer and Director
Mark H. Madden	65	Chief Strategy Officer and Director
Alok R. Prasad	55	Head of Growth and Director
Lawrence S. Kramer	72	Director
Elias Mendoza	56	Director
Edward J. McGowan	52	Director
Dr. Alex Pentland	71	Director
Martin Schmidt	63	Director
Barrie R. Zesiger	77	Director

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

Mark H. Madden

Mr. Madden has served as our Chief Strategy Officer since May 2021, and he has served as a director since September 14, 2021. He is a corporate finance professional with decades of experience managing multi-billion dollar investment portfolios with holdings in over 35 countries globally, and he has led teams in structuring, launching and building investment management businesses. Since 2012, he has served as the Managing Partner of Covenant Advisors LLC, an investment firm. Since June 2018, he has served as the Treasurer, Corporate Secretary and member, and more recently as Chair, of the board of directors of Clozex Medical, Inc., a developer of wound closure products. He has also served as the Managing Member of BWS Partners LLC since June 2016. Previously, Mr. Madden managed investment groups at Pioneer Investments, OppenheimerFunds, and TCW Group with oversight responsibility for portfolio managers, analysts, product development, investment strategy, institutional marketing, risk control and regulatory compliance. In recent years, Mr. Madden has been an active investor, advisor, investment banker, Chief Financial Officer and board member to emerging growth companies. Prior to his work in investment banking, he began his career in chemical engineering. Mr. Madden received a BS from Trinity College and an MBA from the University of Virginia Darden School of Business. We believe Mr. Madden’s extensive knowledge of the capital markets and global investment experience and expertise makes him well-qualified to serve on our board of directors.

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

Lawrence S. Kramer

Mr. Kramer has served as a director and Chairman of the Board since September 14, 2021. He is a seasoned media executive, entrepreneur and journalist. Mr. Kramer has served on the board of Harvard Business Publishing since April 2004 and as director of Advance Local, one of the largest media groups in the United States, since 2020. Prior to his service as a director of Advance Local, Mr. Kramer served as director of several public companies, including Discovery Communications, MDC Partners (March 2016 to June 2019), Gannett Corp. (July 2015 to August 2019) and TheStreet, Inc. (October 2015 to August 2019), where he served as Chairman of the Board and, in 2016, as Acting Chief Executive Officer. Previously, he served as President and Publisher of USA Today from April 2012 to July 2015. Before joining USA Today, Mr. Kramer served as Adjunct Professor of Media Management at Syracuse University from January 2010 to May 2012. Prior to this, he served as Senior Advisor for Polaris Venture Partners, a venture capital firm, from July 2007 to January 2010, where he advised the firm on digital media investments. From 2005 to 2008, Mr. Kramer worked for CBS Corp., first as inaugural president of CBS Digital Media and then as a consultant. From 1994 to 2005, he served as Chairman and Chief Executive Officer of Marketwatch.com, which he co-founded and took public. Mr. Kramer served as Vice President of Marketing and News for Data Broadcast Corp from 1992 to 1994, following its acquisition of DataSport, Inc., which Mr. Kramer founded in 1991. From 1974 to 1990 he was a reporter and senior editor at The San Francisco Examiner and The Washington Post. He is a Trustee of Syracuse University. He received a BS from Syracuse University and an MBA from Harvard University. We believe Mr. Kramer’s extensive executive leadership experience and media industry expertise, together with his public company board experience, makes him well-qualified to serve on our board of directors.

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

Dr. Alex Pentland

Dr. Pentland has served as a director since September 14, 2021. He has served as a professor at MIT since 1987, with appointments in MIT Sloan School of Business, MIT Institute for Data, Systems, and Society and MIT School of Architecture and Planning. Since 1995, Dr. Pentland has served as the Toshiba Professor of Media, Arts and Sciences. He founded and currently directs the MIT Connection Science initiative, a program that pioneered computational social science, using big data and artificial intelligence to gain insight into human society, and the Trust: Data Alliance, an alliance of companies and nations building open-source software that fosters the development of a secure network of trusted data. He currently co-chairs the Institute of Electrical and Electronics Engineers (IEEE) Council on Extended Intelligence and serves on the board of the UN’s Global Partnership for Sustainable Development Data. Prior to joining the MIT faculty, Dr. Pentland served as Industrial Lecturer in Computer Science at Stanford University from 1983 to 1987 and as Senior Computer Science at SRI International, AI Center from 1982 to 1987. Dr. Pentland is one of the most-cited authors in computer science. He has authored numerous publications and has filed over one dozen patents in artificial intelligence, sensing and digital networking. In addition to his academic work, he is also an entrepreneur, and has founded companies including ginger.io, Riffanalytics.ai and Endor.com. He received a BS from the University of Michigan and a Ph.D. from MIT. We believe Dr. Pentland’s significant expertise in computer science and his extensive leadership experience, including as founder of numerous data-driven companies, makes him well-qualified to serve on our board of directors.

Martin Schmidt

Mr. Schmidt has served as a director since September 14, 2021. He has served as president of Rensselaer Polytechnic Institute (“RPI”) since July 2022. Prior to joining RPI, Mr. Schmidt served as Provost of MIT from February 2014 to July 2022. Mr. Schmidt was a member of the MIT faculty from 1988 to July 2022, and he was appointed as the Ray and Maria Stata Professor of Electrical Engineering and Computer Science in 2016. His teaching and research is in the areas of micro and nanofabrication of sensors, actuators and electronic devices; microelectromechanical systems; design of micromechanical sensors and actuators; and micro/nanofabrication technology. He is the co-author of more than 80 journal publications and 120 peer-reviewed conference proceedings. He is also an inventor on more than 30 issued U.S. patents. Mr. Schmidt is active in consulting with industry in the commercialization of technology. His research group has transferred a number of new technologies to industry, and he has co-founded or has been the co-inventor of the core technology of six start-up companies. Mr. Schmidt received a BS from the Rensselaer Polytechnic Institute and a SM and PhD degrees from the Massachusetts Institute of Technology. We believe Mr. Schmidt’s exceptional expertise in technological innovation and development, together with his experience advising and consulting start-up companies, makes him well-qualified to serve on our board of directors.

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

Richard Blunck

Mr. Blunck has served as a member of our advisory board since September 14, 2021. He served as the Executive Vice President, Digital Distribution of Fidelity Investments Inc. (“Fidelity”) from 2010 to 2020. He was also Fidelity’s Chief Marketing Officer from 2013 through 2015. During his tenure, Fidelity’s brokerage experienced consistently high consumer rankings along with significant customer, business and operating leverage growth. Prior to joining Fidelity, he was Senior Vice President, Digital at JP Morgan Chase & Co.’s retail brokerage business from 2003 to 2010. He is currently the CEO of Eve Wellness and serves as a venture investor and advisor to digital brands in multiple industries.

Jeff Chow

Mr. Chow has served as a member of our advisory board since September 14, 2021. Mr. Chow has over 25 years of experience leveraging highly disruptive technologies to build scaled customer centric products. He is currently CEO at InVisionApp Inc. (“InVision”), where he provides real-time visual collaborative tools to enterprise organizations. Prior to InVision, he served as SVP Product at Jobcase, Inc., Head of Product at TripAdvisor, Inc. and Lead Product Manager at Google Play Newsstand, a division of Google LLC. Mr. Chow was the co-founder of several consumer and mobile ventures, including Third Screen Media (acquired by AOL) and Springpad (acquired by Google).

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

Kevin Gentzel

Mr. Gentzel has served as a member of our advisory board since September 14, 2021. He is the Global Chief Commercial and Growth Officer at Newsweek responsible for leading the company’s digital advertising, digital subscription, affiliate, consumer, events and docuseries businesses. Mr. Gentzel joined Gannett as its first chief revenue officer in 2015 and led all advertising and marketing solutions revenue in North America, including USA TODAY, ReachLocal, and over 260 local news properties. He built and led a global team of 4,000 employees and was responsible for $1.6B in revenue. In 2019, Mr. Gentzel was promoted to President, Digital Marketing and Advertising Solutions, and under his leadership grew digital revenue in display, search and social to over $1B in ARR and ran the full P&L for the $400M digital marketing solutions business. Previously as Yahoo!’s head of advertising sales for North America, Mr. Gentzel oversaw the operations of the sales organization from developing new revenue streams and sales strategies to leading client meetings and activities at key industry events. Under his leadership, his team was responsible for $4B in advertising revenue. During his previous role as the CRO at The Washington Post, he was responsible for launching and building the TWP Brand Studio, along with driving revenue across all products including print, digital, events, and conferences. Mr. Gentzel successfully led the commercial team through the sale of the company to Jeff Bezos. Prior to Washington Post, Mr. Gentzel was president and group publisher at Forbes before his promotion to Forbes’ first Chief Revenue Officer in 2010. During his tenure as CRO, he developed industry leading ad product innovation, including the early native advertising offering AdVoice, launched a Chief Marketing Officer practice, and cultivated a world-class sales leadership team of which included senior leaders across the media, tech and advertising industries. Mr. Gentzel is a regular speaker at industry events, such as the Financial Times Global Media Summit, Business Insider Ignition, the Forbes CMO Summit, the Digiday Publisher Summit, Advertising Week and the Cannes Advertising Festival. Mr. Gentzel graduated from the University of Florida with a BA in English Literature.

Andrew Goldberger

Mr. Goldberger has served as a member of our advisory board since September 14, 2021. He is the founder of Trademark Car Wash, a private equity-backed chain in the auto services industry. He has over 15 years of experience launching, managing and advising fintech and services businesses. Previously, Mr. Goldberger was the founder and Chief Executive Officer of Smart Tuition Holdings, LLC, a leading K-12 tuition payments processor for millions of households, before its sale to Blackbaud Inc. in 2015. He was also the founder and Chief Executive Officer of ParishPay, LLC, a payment processor churches and religious non-profits, which was acquired by Yapstone, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 4,768,113 shares of Common Stock outstanding at March 31, 2023. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. This table excludes any shares of Common Stock issuable upon exercise of the Private Warrants, as such Warrants are not exercisable within 60 days of March 31, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Manish Jhunjhunwala	53,576	1.1
Mark H. Madden	28,000	*
Alok R. Prasad	28,000	*
Lawrence S. Kramer	28,000	*
Elias Mendoza	28,000	*
Edward J. McGowan	28,000	*
Dr. Alex Pentland	28,000	*
Martin Schmidt	28,000	*
Barrie R. Zesiger	28,000	*
All current directors and executive officers as a group (four individuals)	277,576	5.8%
Certain Stockholders:
WinVest SPAC LLC(2)	2,537,424	53.2%
Owl Creek Asset Management, L.P.(3)	450,000	9.4%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of our stockholders listed is C/O WinVest Acquisition Corp., 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140.

(2)	Consists of shares owned by WinVest SPAC LLC, our sponsor. Jeff LeBlanc, one of our founders, is the sole manager of our sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	As reported on a Schedule 13G filed February 9, 2023 by Owl Creek Asset Management, L.P. and Jeffrey A. Altman (collectively, the “Owl Creek Parties”). Each of the Owl Creek Parties holds shared voting and dispositive power over 450,000 shares of our Common Stock and thus may be deemed the beneficial owner of these shares. Each of the Owl Creek Parties disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of Owl Creek Asset Management, L.P. is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

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

Related Party Advances

In order to finance transaction costs in connection with an initial business combination, the sponsor advanced funds to us totaling $220,317. As of December 31, 2022, zero was outstanding under such advances.

Promissory Note - Related Party

On March 16, 2021, we issued an unsecured promissory note to the sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which zero was outstanding under the Promissory Note as of December 31, 2022. The Promissory Note is non-interest bearing and payable on the date on which we consummate our initial business combination. Our sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Warrants to purchase shares of our Common Stock at a conversion price of $0.50 per Warrant, and each Warrant will entitle the holder to acquire one-half share of our Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our initial business combination, and otherwise on the terms of the Private Warrants. No such conversions have yet occurred.

Note - Related Party

On December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 to the sponsor, pursuant to which the sponsor agreed to loan to us up to $750,000 in connection with the extension of the date by which we must consummate an initial business combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of an initial business combination, the sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Warrants issued to the sponsor at the time of our Initial Public Offering. On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused the sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from December 17, 2022 to January 17, 2023. On January 12, 2023, we effected the second drawdown of $125,000 under the Extension Note and caused the sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from January 17, 2023 to February 17, 2023. On February 13, 2023, we effected the third drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from February 17, 2023 to March 17, 2023. On March 15, 2023, we effected the fourth drawdown of $125, 000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023.

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers and directors or their affiliates or our sponsor may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at such lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into Private Warrants at a price of $0.50 per Warrant (which, for example, would result in such lender being issued 1,000,000 Private Warrants at a purchase price of $0.50 per Warrant if $500,000 of notes were so converted). We believe the purchase price of the Private Warrants will approximate the fair value of such Warrants when issued. However, if it is determined, at the time of issuance, that the fair value of such Private Warrants exceeds the purchase price, we would record compensation expense for the excess of the fair value of the Private Warrants on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2022, fees billed by Marcum for professional services rendered were approximately $141,738. For the period from March 1, 2021 (inception) through December 31, 2021, the aggregate fees billed by Marcum for professional services rendered totaled $143,594. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 1, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 1, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from March 1, 2021, (inception) through December 31, 2021 and for the year ended December 31, 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officers, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.4	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.5	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.6	Amendment No. 1 to Promissory Note, dated March 27, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed with the SEC on April 15, 2022)

10.7	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.8	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)
10.10	Promissory Note dated December 5, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

10.11†	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

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

Name	Title	Date

/s/ Manish Jhunjhunwala	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive	March 31, 2023
Manish Jhunjhunwala	Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Mark H. Madden	Chief Strategy Officer, Director	March 31, 2023
Mark H. Madden

/s/ Alok R. Prasad	Head of Growth, Director	March 31, 2023
Alok R. Prasad

/s/ Lawrence S. Kramer	Director	March 31, 2023
Lawrence S. Kramer

/s/ Elias Mendoza	Director	March 31, 2023
Elias Mendoza

/s/ Edward J. McGowan	Director	March 31, 2023
Edward J. McGowan

/s/ Alex Pentland	Director	March 31, 2023
Dr. Alex Pentland

/s/ Martin Schmidt	Director	March 31, 2023
Martin Schmidt

/s/ Barrie R. Zesiger	Director	March 31, 2023
Barrie R. Zesiger

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINVEST ACQUISITION CORP.

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD MARCH 1, 2021 (INCEPTION) TO DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

WinVest Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WinVest Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is also subject to mandatory liquidation and subsequent dissolution if it cannot complete a business combination by June 17, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2021

Houston, TX
March 31, 2023

WINVEST ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$88,247	$507,906
Prepaid expenses, short-term portion	277,776	393,500
Total current assets	366,023	901,406

Prepaid expenses, long-term portion	-	276,797
Marketable securities held in Trust Account	19,571,562	116,152,616
Total assets	19,937,585	117,330,819

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	382,872	94,760
Income tax payable	314,000	-
Related party payables	107,000	-
Loan payable, related party	125,000	-
Total current liabilities	928,872	94,760
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	4,953,872	4,119,760

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 1,893,113 and 11,500,000 shares at redemption value of $10.15 and authorized; 5,733,920 shares outstanding $10.10 per share for December 31, 2022 and 2021, respectively.	19,571,562	116,150,000

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 1,893,113 shares subject to possible redemption)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(4,588,137)	(2,939,229)
Total stockholders’ deficit	(4,587,849)	(2,938,941)
Total liabilities and stockholders’ deficit	$19,937,585	$117,330,819

The accompanying footnotes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period March 1, 2021 (Inception) Through
	December 31, 2022	December 31, 2021

Operating expenses:	$1,321,875	$317,588
Loss from operations	(1,321,875)	(317,588)

Other income:
Interest income	1,409,243	2,616
	1,409,243	2,616

Income (Loss) before income taxes	87,368	(314,972)
Provision for income taxes	(314,000)	-

Net loss	$(226,632)	$(314,972)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,898,300	3,929,508
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$(0.05)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.08)	$(0.05)

The accompanying footnotes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND REDEEMABLE COMMON STOCK

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 18, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	2,875,000	288	24,712	-	25,000
Capital contribution for transfer of founder shares to directors and advisors	(337,576)	(34)	-	-	(34)
Sale of shares to directors and advisors	337,576	34	-	-	34
Sale of 10,900,000 private placement warrants	-	-	5,450,000	-	5,450,000
Deposit to Trust Account from private placement	-	-	(1,150,000)	-	(1,150,000)
Proceeds from private placement warrants classified as equity	-	-	2,357,500	-	2,357,500
Offering costs allocated to public warrants classified as equity	-	-	(136,008)	-	(136,008)
Offering costs allocated to private placement warrants classified as equity	-	-	(314,420)	-	(314,420)
Accretion of common stock to redemption value	-	-	(6,231,784)	(2,624,257)	(8,856,041)
Net loss	-	-	-	(314,972)	(314,972)
Balance, December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2022	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Accretion of common stock to redemption value	-	-	-	(1,422,276)	(1,422,276)
Net loss	-	-	-	(226,632)	(226,632)
Balance, at December 31, 2022	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)

The accompanying footnotes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period March 1, 2021 (Inception) Through
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,632)	$(314,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,409,243)	(2,616)
Formation costs paid by third-party	-	337
Changes in operating assets and liabilities:
Changes in prepaid expenses	392,521	(670,297)
Changes in accounts payable and accrued expenses	288,111	94,423
Changes in taxes payable	314,000	-
Changes in related party payables	107,000	-
Net cash used in operating activities	(534,243)	(893,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	98,000,714	-
Investment of cash in Trust Account	(125,000)	(116,150,000)
Withdrawal of interest from Trust Account to pay taxes	114,583	-
Net cash provided by (used in) investing activities	97,990,297	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to redeeming stockholders	(98,000,714)	-
Proceeds from loan payable, related party	125,000	-
Cash proceeds from issuance of common stock to founders	-	25,000
Cash proceeds from sale of Units, net of underwriting discounts paid	-	112,600,000
Cash proceeds from sale of private warrants	-	5,450,000
Payment of offering costs	-	(523,969)
Net cash (used in) provided by financing activities	(97,875,714)	117,551,031

NET CHANGE IN CASH	(419,659)	507,906
Cash - Beginning of period	507,906	-
Cash - End of period	$88,247	$507,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$1,422,275	$8,856,041
Deferred underwriting commissions	$4,025,000	$4,025,000
Cash remitted to Trust Account for term extension	$125,000	$-

The accompanying footnotes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE BUSINESS

WinVest Acquisition Corp. (“WinVest,” or the “Company”) was incorporated in the State of Delaware on March 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Initial Business Combination”) with one or more businesses or entities. The Company has selected December 31 as its fiscal year end.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to WinVest Acquisition Corp.

As of December 31, 2022, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to our sponsor, WinVest SPAC LLC, (the “Sponsor”), generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

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

We initially had 15 months from the closing of the Initial Public Offering of September 17, 2021 to consummate our Initial Business Combination. However, as we did not consummate our Initial Business Combination within 15 months, by resolution of our board of directors and upon request of our Sponsor, we elected to extend the period of time to consummate an Initial Business Combination up to five times, each by an additional one month (for a total of up to 21 months to complete an Initial Business Combination), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our Initial Business Combination to be extended, our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $125,000, on or prior to the date of the applicable deadline, for each one-month extension. Any such payments would be made in the form of a non-interest-bearing loan and would be repaid, if at all, from funds released to us upon completion of our Initial Business Combination. If we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to affect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our Sponsor is not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination. If we are unable to consummate an Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public Warrants will expire and will be worthless.

On November 30, 2022, we held a special meeting of stockholders (the “Extension Meeting”) to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination from December 17, 2022 (the “Original Termination Date”) to January 17, 2023 (the “Charter Extension Date”), and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Initial Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”), and (ii) a proposal to adjourn the Extension Meeting, if necessary, in the event there were insufficient shares of the Company’s common stock, represented to constitute a quorum at the Extension Meeting or approve the Extension Amendment Proposal (the “Adjournment Proposal”), each as more fully described in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on November 8, 2022.

In connection with the vote to approve the Charter Amendment, the holders of 9,606,887 shares of Common Stock issued as part of the units sold in the Company’s initial public offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20   per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, approximately $19.3 million was left in the Trust Account and 1,893,113 shares remained outstanding.

Accordingly, with the stockholders of the Company having approved the Extension Amendment Proposal on November 30, 2022, on December 5, 2022, the Company issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000   in connection with the extension of the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination. Per the terms of the Extension Note, funds available under such note are not restricted for use for extension payments. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

The Company has deposited $125,000 into the Trust Account in connection with the first drawdown under the Extension Note pursuant to the extension of the Termination Date to January 17, 2023 (the “Charter Extension Date”) and will deposit an additional $125,000 into the Trust Account for each subsequent extension that is needed by the Company to complete an Initial Business Combination. Such amounts will be distributed either to: (i) all the holders of shares of Common Stock issued as part of the units sold in the Initial Public Offering upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

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

Management intends to use any funds available outside of the Trust Account for miscellaneous expenses such as paying fees to consultants to assist us with our search for a target business and for director and officer liability insurance premiums, with the balance being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by our insiders, officers and directors in connection with activities on our behalf as described below.

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

We will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to affect our Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

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

Basis of Presentation

The accompanying financial statements have been prepared and presented in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company, and the adjustments are of a normal and recurring nature.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

The Company classifies its Marketable Securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Public and Private Warrants

We account for our Public Warrants and Private Placement Warrants as equity-classified instruments, based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, were identical to the warrants underlying the Units offered in the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at December 31, 2022	$19,571,562	$19,571,562	$-	$-

Marketable securities held in Trust Account at December 31, 2021	$116,152,616	$116,152,616	$-	$-

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed like basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable public shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the period from January 1, 2022 through December 31, 2022.

The earnings per share presented in the statement of operations is based on the following:

For the Year Ended December 31, 2022 and the Period March 1, 2021 (Inception) through December 31, 2021.

	For the Year Ended December 31, 2022	For the Period March 1, 2021 (Inception) through December 31, 2021
Basic and diluted net loss per share:
Numerator:
Net income (loss) applicable to Common Shares Subject to Redemption Including Accretion of Temporary Equity	$-	$(181,892)
Denominator:
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,898,300	3,929,508
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$(0.05)
Numerator:
Net loss applicable to Non-redeemable Common Shares Including Accretion of Temporary Equity	$(226,632)	$(133,080)
Denominator:
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.08)	$(0.05)

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

On August 5, 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2022, the Company had $88,247 in its operating bank account and a working capital deficit of $248,849. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Sponsor’s purchase of Company Private Placement Warrants held outside of our Trust Account. For the year ended December 31, 2022, our net loss was $226,632 and cash used in operating activities was $534,243 mainly due to cash paid for professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use the funds held outside the trust account, in addition to additional funds we may borrow under the Promissory Note, primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. Per the terms of the Extension Note, funds available under such note are not restricted for use for extension payments. Based on these available funds outside of the trust account, the Promissory Note and the Extension Note, while we expect that we will have sufficient liquidity through the earlier of the consummation of an initial business combination and June 17, 2023, the actual expenses incurred up to such date may be higher than expected and materially exceed the funds available to us.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2022 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have three months from March 2023 to consummate our business combination with the available extensions, which is 21 months from the closing of our Initial Public Offering, or until June 17, 2023. There is no assurance that we will successfully consummate a business combination by June 17, 2023. Assuming that expenses leading up to the consummation of a business combination do not materially increase and our current available funds outside of the trust account, as well as the approximate amount of $177,000 still available to us under the Promissory Note, we expect that we will have sufficient liquidity through to an initial business combination by such date. To the extent we are unable to consummate a business combination, we will need to pay the costs of liquidation as well from these funds. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

As of December 31, 2022, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our Initial Business Combination.

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

As previously disclosed, on December 5, 2022, the Company issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

Related Party Advances

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor advanced funds to the Company totaling $220,317 in 2021. As of December 31, 2022 and 2021, $0 was outstanding under such advances.

Promissory Note – Related Party

Based upon the December 5, 2022 Note, upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into private warrants to purchase shares of the Company’s common stock, at a conversion price of $0.50 per Private Warrant. Such Private Warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Initial Public Offering. The Company analyzed the conversion feature of the Note into Private Warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

Prior to any Business Combination, the outstanding amounts under the Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the Private Warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the first drawdown date, or December 5, 2022, and the reporting date, or December 31, 2022, management has not recorded any such adjustment to the Company’s financial statements.

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an initial business combination) (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2021 and 2022. On February 14, 2023, the Company effected the first drawdown of $38,000 under the Promissory Note. On February 21, 2023, the Company effected the second drawdown of $10,000 under the Promissory Note. On March 15, 2023, the Company effected the third drawdown of $58,500 under the Promissory Note. On March 28, 2023, the Company effected the fourth drawdown of $16,500 under the Promissory Note. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of December 31, 2022, $107,000   is   owed to the Sponsor under this agreement.

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

Finder’s Fee Agreement

On July 12, 2022, the Company entered into a finder’s fee agreement with a third-party finder (“Finder”),   payable only upon the successful consummation of the Finder’s identification of merger target companies which shall occur only if the merger target companies are identified and introduced by the Finder and acknowledged by the Company in writing during the retention period, which shall be 1 year after origination and will continue for 1 year after such period, unless terminated earlier, and provided an Initial Business Combination is consummated with a merger target company identified within such period. For purposes of the agreement, the finder’s fee shall be calculated as 1% of the sum of any cash and noncash consideration actually delivered and paid in connection with an Initial Business Combination.

Agent Agreement

On July 19, 2022, the Company entered an agent agreement with a FINRA registered broker-dealer (“Agent”),   by which the Company engaged the Agent as its non-exclusive agent to use commercially reasonable efforts to refer the Company to potential target companies for an Initial Business Combination. If the Company completes a transaction with any such target company referred to by the Agent within 18 months after such referral, the Agent shall be paid a success fee based upon the transaction value, which shall become due and payable concurrently with the Initial Business Combination.

Chardan Capital Markets, LLC. M&A / Capital Markets Advisory Agreement

On July 23, 2022, the Company entered a M&A/Capital Markets Advisory Agreement (“M&A Agreement”) with Chardan Capital Markets, LLC, (“Chardan”) by which Chardan shall assist and advise the Company in completing an Initial Business Combination. In the event an Initial Business Combination is consummated during the term of this Agreement, the Company shall pay to Chardan at the closing of the Initial Business Combination the M&A Fee. If the M&A Agreement specifies that the M&A Fee is to be based on the “Aggregate Value” of an Initial Business Combination, such term means, without duplication, an amount equal to the sum of the aggregate value of any securities issued, promissory notes delivered by the Company to a target company in connection with an Initial Business Combination, and any other cash and non-cash consideration (using such values as set forth in such Initial Business Combination’s definitive agreement) delivered and paid in connection with an Initial Business Combination, and the amount of all debt and debt-like instruments of the Targets immediately prior to closing that (a) are assumed or acquired by the Company or (b) retired or defeased in connection with such Business Combination less any amounts of Financing that are the basis of a Financing Fee. Even if an Initial Business Combination is not consummated prior to the expiration or termination of the M&A Agreement, Chardan shall be entitled to the full M&A Fee with respect to any transaction consummated involving an Introduced Party that occurs within 18 months of the expiration or termination of the M&A Agreement or within 12 months of the expiration or termination of the M&A Agreement for any party not deemed an introduced party by Chardan.

In the event an Initial Business Combination is consummated involving a party other than an introduced party by Chardan, the Company will pay to Chardan an M&A Fee equal to the greater of $800,000 or 1% of the aggregate value of the Initial Business Combination, paid at the close of the Initial Business Combination. In the event an Initial Business Combination is consummated with an introduced party as business combination target, the Company shall pay to Chardan an aggregate M&A Fee based on the aggregate value of the Initial Business Combination according to the following schedule:

●	3% of the first $100 million aggregate value;
●	2% of the aggregate value greater than $100 million but less than $200 million;
●	1% of the aggregate value greater than $200 million.

The M&A Fee will be paid either in cash out of the flow of funds from the trust account or in registered and free trading securities of the Company, as the parties may agree.

The Company will pay a cash fee equal to 5% of the aggregate sales price of securities sold in the financing to introduced parties. A cash fee equal to 1% of the aggregate sales price of public or private securities sold in a financing transaction to investors other than introduced parties. If such sale of securities occurs through multiple closings, then a pro rata portion of such fee shall be paid upon each closing. The financing fee will be paid in cash from the flow of funds from the Financing.

The Company will pay Chardan up to $150,000 in aggregate for reimbursable out of pocket expenses.

As of December 31, 2022 and 2021, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s common stock subject to possible redemption as of December 31, 2022 and 2021.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000

Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Accretion on common stock subject to possible redemption	1,422,276
Redemption of common stock	(98,000,714)
Balance, December 31, 2022	$19,571,562

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, $0.0001 par value.

In March 2021, the Company issued 2,875,000 founder shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Rights

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of common stock of the Company, $0.0001 par value per share, one redeemable warrant, with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one Right, with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an Initial Business Combination. Each Right may be traded separately. If the Company is unable to complete an Initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless.

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

NOTE 9 – INCOME TAXES

The income tax provision for the years ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Current:
U.S. federal	$241,000	$-
State and local	73,000	-
	314,000	-
Deferred:
U.S. federal	(222,850)	(66,144)
State and local	(67,100)	(19,906)
	(289,950)	(86,050)
Change in valuation allowance	289,950	86,050
Provision for income taxes	$314,000	$-

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	6.3%	6.3%
Change in valuation allowance	331.8%	(27.3)%
Effective rate	359.1%	-%

Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	2022	2021
Deferred tax asset:
Net operating losses	$-	$16,507
Organization costs/startup costs	376,000	69,543
Total deferred tax asset	376,000	86,050
Less valuation allowance	(376,000)	(86,050)
Net deferred income tax liability	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $376,000 and $86,050 was required as of December 31, 2022 and 2021, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $289,950 and $86,050 for the years ended December 31, 2022 and 2021, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S., Delaware and Massachusetts jurisdictions and is subject to examination by the various taxing authorities since inception.

The Company is subject to franchise tax filing requirements in the State of Delaware.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 ,which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Extension Note Drawdown

On January 12, 2023, the Company effected the second drawdown of $125,000 under the Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to February 17, 2023. Such amounts will be distributed either to: (i) all of the holders of shares of Common Stock issued as part of the units sold in the IPO upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

On February 13, 2023, the Company effected the third drawdown of $125,000 under the Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from February 17, 2023 to March 17, 2023. On March 15, 2023, the Company effected the fourth drawdown of $125,000 under the Extension Note and caused our sponsor to deposit such sum into the trust account in connection with the extension of the date by which we must consummate an initial business combination from March 17, 2023, to April 17, 2023. Such amounts will be distributed either to: (i) all of the holders of shares of Common Stock issued as part of the units sold in the IPO (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

Promissory Note Drawdown

On February 14, 2023, the Company effected the first drawdown of $38,000 under the Promissory Note . On February 21, 2023, the Company effected the second drawdown of $10,000 under the Promissory Note. On March 15, 2023, the Company effected the third drawdown of $58,500 under the Promissory Note . On March 28, 2023, the Company effected the fourth drawdown of $16,500 under the Promissory Note. These amounts remain outstanding as of March 31, 2023.

