Form 10-Q
period 2023-03-31
WinVest Acquisition Corp.
filed 2023-05-22
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 22, 2023, the Registrant had 4,768,113 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$57,048	$88,247
Prepaid expenses, short-term portion	230,651	277,776
Total current assets	287,699	366,023

Marketable securities held in Trust Account	20,005,762	19,571,562
Total assets	20,293,461	19,937,585

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	573,275	382,872
Income tax payable	358,000	314,000
Related party payables	135,000	107,000
Extension note, related party	500,000	125,000
Promissory note, related party	123,000	-
Total current liabilities	1,689,275	928,872
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	5,714,275	4,953,872

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 1,893,113 and 1,893,113 shares outstanding at redemption values of $10.57 and $10.34 per share as of March 31, 2023 and December 31, 2022, respectively.	20,005,762	19,571,562

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 1,893,113 shares subject to possible redemption)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,426,864)	(4,588,137)
Total stockholders’ deficit	(5,426,576)	(4,587,849)
Total liabilities and stockholders’ deficit	$20,293,461	$19,937,585

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Operating expenses:	$569,578	$251,794
Loss from operations	(569,578)	(251,794)

Other income:
Interest income	209,051	11,696
	209,051	11,696

Income (Loss) before income taxes	(360,527)	(240,098)
Provision for income taxes	(44,000)	-

Net loss	$(404,527)	$(240,098)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,893,113	11,500,000
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$(0.02)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.14)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance, March 31, 2022	2,875,000	$288	$-	$(3,179,327)	$(3,179,039)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Accretion of common stock to redemption value				(434,200)	(434,200)
Net loss	-	-	-	(404,527)	(404,527)
Balance, March 31, 2023	2,875,000	$288	$-	$(5,426,864)	$(5,426,576)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,527)	$(240,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(209,051)	(11,696)
Changes in operating assets and liabilities:
Changes in prepaid expenses	47,125	54,288
Changes in accounts payable and accrued expenses	190,403	(32,791)
Changes in taxes payable	44,000	-
Changes in related party payables	28,000	30,000
Net cash used in operating activities	(304,050)	(200,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(375,000)	-
Withdrawal of interest from Trust Account to pay taxes	149,851	-
Net cash used in investing activities	(225,149)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note – related party	123,000	-
Proceeds from extension note - related party	375,000	-
Net cash provided by financing activities	498,000	-

NET CHANGE IN CASH	(31,199)	(200,297)
Cash - Beginning of period	88,247	507,906
Cash - End of period	$57,048	$307,609

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of common stock to redemption value	$434,200	$8,856,041

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

As of March 31, 2023, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to our sponsor, WinVest SPAC LLC (the “Sponsor”), generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

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

We initially had 15 months from the closing of the Initial Public Offering of September 17, 2021 to consummate our Initial Business Combination. On November 30, 2022, we held a special meeting of stockholders, at which our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “November 2022 Extension Amendment”) to extend the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination from December 17, 2022 (the “Original Termination Date”) to January 17, 2023, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of the Company’s board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Initial Business Combination shall have occurred prior thereto, subject to the deposit by our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, of $125,000, on or prior to the date of the applicable deadline, for each one-month extension. Any such payments would be made in the form of a non-interest-bearing loan and would be repaid, if at all, from funds released to us upon completion of our Initial Business Combination.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Common Stock issued as part of the units sold in the Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, approximately $19.6 million was left in the Trust Account and 1,893,113 shares remained outstanding.

Accordingly, with the stockholders of the Company having approved the November 2022 Extension Amendment, on December 5, 2022, the Company issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. Per the terms of the Extension Note, funds available under such note are not restricted for use for extension payments. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

As of March 31, 2023, the Company had deposited $500,000 into the Trust Account in connection with four drawdowns under the Extension Note pursuant to the extension of the Termination Date to April 17, 2023. On April 17, 2023, the Company effected the fifth drawdown of $125,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from April 17, 2023 to May 17, 2023. On May 16, 2023, the Company effected the sixth drawdown of $125,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from May 17, 2023 to June 17, 2023. Such amounts will be distributed either to: (i) all the holders of shares of Common Stock issued as part of the units sold in the Initial Public Offering upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

If we are unable to consummate an Initial Business Combination by the Termination Date, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public and Private Placement Warrants will expire and will be worthless.

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

The allocation of the net proceeds available to us outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to us to pay our income and other tax liabilities, represents our best estimate of the intended uses of these funds. In the event that our assumptions prove to be inaccurate, we may reallocate some of such proceeds within the above-described categories. If our estimate of the costs of undertaking due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is insufficient, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our Sponsor or third parties, Our Sponsor and/or founding stockholders may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our Initial Business Combination, or, at such lender’s discretion. However, our Sponsor and/or founding stockholders are under no obligation to loan us any funds or invest in us. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

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

Risks, Uncertainties and Going Concern

Management continues to evaluate the impact of the Russia-Ukraine war, the COVID-19 pandemic and other geopolitical factors on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the search for a target company and ability to raise capital in connection with a business combination, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2023, the Company had $57,048 in its operating bank account and a working capital deficit of $1,401,576. Our liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account. For the period ended March 31, 2023, our net loss was $404,527 and expenses from operating activities were $569,578, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use the funds held outside the Trust Account, in addition to additional funds we may borrow under the Promissory Note, primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Note, funds available under such note are not restricted for use for extension payments. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended March 31, 2023 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have until June 17, 2023 to consummate our Initial Business Combination. We will not be able to consummate a business combination by June 17, 2023. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Management’s plan to address the June 17, 2023 liquidation is to seek stockholder approval for, and to file, an amendment to the Company’s amended and restated certificate of incorporation extending the Company’s current Termination Date, among other things. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on May 19, 2023, the Company is proposing to amend its amended and restated certificate of incorporation to (i) eliminate the limitation that the Company may not consummate an Initial Business Combination unless it has net tangible assets of at least $5,000,001 upon consummation of such Initial Business Combination and (ii) extend the Termination Date from June 17, 2023 to July 17, 2023 (the “Charter Extension Date”) upon the deposit into the Trust Account of $65,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month period each after the Charter Extension Date (each, an “Additional Extension”), by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $65,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared and presented in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. In the opinion of management, these unaudited condensed financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company, and the adjustments are of a normal and recurring nature.

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at March 31, 2023	$20,005,762	$20,005,762	$-	$-

Marketable securities held in Trust Account at December 31, 2022	$19,571,562	$19,571,562	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable public shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended March 31, 2023.

The income (loss) per share presented in the statement of operations is based on the following:

For the three months ended March 31, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(404,527)
Denominator:
Weighted-average shares outstanding	1,893,113	2,875,000
Basic and diluted net loss per share	$-	$(0.14)

For the three months ended March 31, 2022

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	(192,078)	(48,020)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

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

NOTE 3 - INITIAL PUBLIC OFFERING

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

In connection with its Initial Public Offering, the Company incurred offering costs of $2,923,969, consisting of $2,400,000 of underwriting commissions and expenses and $523,969 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $4,025,000 payable only upon completion of our Initial Business Combination.

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Prior to the effective date of our registration statement in connection with our Initial Public Offering, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its Sponsor to transfer an aggregate of 277,576 of its founder shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its founder shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34. The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement. The founder shares do not have redemption rights and will be worthless unless the Company consummates its Initial Business Combination.

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

As previously disclosed, on December 5, 2022, the Company issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

During 2023, the Company effected drawdowns of $625,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to June 17, 2023. Such amounts will be distributed either to: (i) all of the holders of shares of Common Stock issued as part of the units sold in the IPO upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

During 2023, the Company effected drawdowns of $123,000 under the Promissory Note for working capital requirements. These amounts remain outstanding as of March 31, 2023.

Related Party Advances

As of March 31, 2023 and December 31, 2022, there were no “related party advances”.

Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an initial business combination) (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the Promissory Note as of December 31, 2022 and 2021. During 2023, the Company effected drawdowns of $123,000 under the Promissory Note. The Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under this Promissory Note into Private Placement Warrants to purchase shares of common stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s common stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Business Combination, the outstanding amounts under the Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the fourth drawdown date, and the reporting date, or March 31, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Extension Note – Related Party

On December 5, 2022, we issued the Extension Note to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of a business combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of our Initial Public Offering. On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused the Sponsor to deposit such sum into the trust account in connection with the extension of the Termination Date from December 17, 2022 to January 17, 2023. During 2023, we effected drawdowns of $625,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to June 17, 2023.

The Company analyzed the conversion feature of the Extension Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Business Combination, the outstanding amounts under the Extension Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the fourth drawdown date, and the reporting date, or March 31, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of March 31, 2023, $135,000 is owed to the Sponsor under this agreement.

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

Finder’s Fee Agreement

On July 12, 2022, the Company entered into a finder’s fee agreement with a third-party finder (“Finder”), payable only upon the successful consummation of the Finder’s identification of merger target companies which shall occur only if the merger target companies are identified and introduced by the Finder and acknowledged by the Company in writing during the retention period, which shall be one year after origination and will continue for one year after such period, unless terminated earlier, and provided an Initial Business Combination is consummated with a merger target company identified within such period. For purposes of the agreement, the finder’s fee shall be calculated as 1% of the sum of any cash and noncash consideration actually delivered and paid in connection with an Initial Business Combination.

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

As of March 31, 2023 and December 31, 2022, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s common stock subject to possible redemption as of March 31, 2023.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000

Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Accretion on common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Accretion of common stock subject to possible redemption	1,422,276
Redemption of common stock	(98,000,714)
Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	375,000
Accretion of common stock subject to possible redemption	209,051
Taxes withdrawn from Trust Account	(149,851)
Balance, March 31, 2023	20,005,762

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, $0.0001 par value.

In March 2021, the Company issued 2,875,000 founder shares of common stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of March 31, 2023 and December, 31, 2022.

Rights

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of common stock of the Company, $0.0001 par value per share, one redeemable warrant, with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment and one Right, with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an Initial Business Combination. Each Right may be traded separately. If the Company is unable to complete an Initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless.

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

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022, was (12.2%) and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recording of a full valuation allowance on deferred tax assets.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Extension Note Drawdowns

On April 17, 2023, the Company effected the fifth drawdown of $125,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from April 17, 2023 to May 17, 2023. On May 16, 2023, the Company effected the sixth drawdown of $125,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from May 17, 2023 to June 17, 2023. Such amounts will be distributed either to: (i) all of the holders of shares of Common Stock issued as part of the units sold in the IPO upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

Special Meeting of Stockholders

On May 19, 2023, the Company filed a definitive proxy statement with the SEC to amend to amend its amended and restated certificate of incorporation to (i) eliminate the limitation that the Company may not consummate an Initial Business Combination unless it has net tangible assets of at least $5,000,001 upon consummation of such Initial Business Combination and (ii) extend the Termination Date from June 17, 2023 to the Charter Extension Date (July 17, 2023) upon the deposit into the Trust Account of $65,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to for up to five Additional Extensions, by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $65,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their shares of Common Stock. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Common Stock issued as part of the units sold in the Initial Public Offering. This redemption right will apply to each public stockholder regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in the section of our Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis set forth below may constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including but not limited to those factors set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 31, 2023 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 related to our formation and raising funds through our Initial Public Offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Our amended and restated certificate of incorporation provided that we had until December 17, 2022 to complete a business combination; provided, however, that if we anticipated we may not be able to consummate a business combination by December 17, 2022, we, by resolution of the board of directors if requested by our sponsor, WinVest SPAC LLC (the “Sponsor”), could extend the period of time to consummate a business combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders to, among other things, approve an extension amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination (the “Termination Date”) from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the original Termination Date of December 17, 2022, unless the closing of our initial business combination shall have occurred prior thereto (the “November 2022 Extension Amendment”). Our Sponsor agreed that if the November 2022 Extension Amendment proposal was approved at the special meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the Trust Account.

The stockholders approved the November 2022 Extension Amendment proposal at the special meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of a business combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of our Initial Public Offering.

In connection with the vote to approve the November 2022 Extension Amendment proposal, the holders of 9,606,887 shares of Common Stock issued as part of the units sold in our Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, 1,893,113 shares of Common Stock issued as part of the units sold in our Initial Public Offering remained outstanding and, as of March 31, 2023, approximately $20.0 million remained in the Trust Account.

On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused our Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to January 17, 2023. During 2023, we effected drawdowns of $625,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to June 17, 2023. Such amounts would be distributed either to: (i) all of the holders of our Common Stock issued as part of the units sold in the Initial Public Offering upon our liquidation or (ii) holders of shares of our Common Stock issued as part of the units sold in the Initial Public Offering who elect to have their shares redeemed in connection with the consummation of a business combination.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights and Public and Private Placement Warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through March 31, 2023 were related to our organizational activities, and preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the period ended March 31, 2023, our net loss was $404,527 and expenses from operating activities were $569,578, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $57,048 in our operating bank account and a working capital deficit of $1,401,576. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $123,000 was outstanding under the Promissory Note as of March 31, 2023. The Promissory Note is non-interest bearing and payable on the date on which we consummate an initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our initial business combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $123,000 under the Promissory Note. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate a business combination.

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

On December 5, 2022, we issued the Extension Note to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The Extension Note does not bear interest and matures upon the earlier of (a) the closing of a business combination and (b) our liquidation. In the event that we do not consummate a business combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of a business combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of our Initial Public Offering. On December 5, 2022, we effected the first drawdown of $125,000 under the Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to January 17, 2023. During 2023, we effected drawdowns of $625,000 under the Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to June 17, 2023.

In connection with the vote to approve the November 2022 Extension Amendment proposal, the holders of 9,606,887 shares of our Common Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

As of March 31, 2023, we had marketable securities held in the Trust Account of approximately $20.0 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we held $57,048 outside of the Trust Account. We intend to use the funds held outside the Trust Account, in addition to additional funds we may borrow under the Promissory Note, primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We believe we will need to access additional liquidity in order to consummate an initial business combination.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2022 and the three months ended March 31, 2023 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an initial business combination. We have until June 17, 2023 to consummate our business combination, which is 21 months from the closing of our Initial Public Offering. We will not be able to consummate our initial business combination by June 17, 2023.

Management’s plan to address the June 17, 2023 liquidation is to seek stockholder approval for, and to file, an amendment to our amended and restated certificate of incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on May 19, 2023, we are proposing to amend our amended and restated certificate of incorporation to (i) eliminate the limitation that the Company may not consummate an initial business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such initial business combination (the “Redemption Limitation Amendment”) and (ii) extend the Termination Date from the original Termination Date of June 17, 2023 to July 17, 2023 (the “Charter Extension Date”) upon the deposit into the Trust Account of $65,000, to be loaned to us by our Sponsor or one or more of its affiliates, members or third-party designees, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of an initial business combination shall have occurred prior thereto, subject to the deposit an additional $65,000 per Additional Extension into the Trust Account by our Sponsor or its affiliates, members or third-party designees (the “Charter Extension Amendment”). If the Charter Extension Amendment is approved and effective, our public stockholders may elect to redeem their shares of Common Stock issued as part of the units sold in the Initial Public Offering (“Public Stock”). An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Public Stock. This redemption right will apply to each holder of Public Stock regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by our Sponsor. Due to the reasons stated above, we believe we may not have sufficient liquidity through the date of an initial business combination, if extended through December 17, 2023.

To the extent we are unable to consummate a business combination, we will need to pay the costs of liquidation as well from our current available funds outside the Trust Account, as well as the approximate amount of $177,000 still available to us under the Promissory Note. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2023, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our initial business combination and will be held in the Trust Account until the consummation of such initial business combination.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. We do not expect to early adopt this ASU. We are currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the rules of the SEC for “emerging growth companies.”

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on March 31, 2023, except as set forth below:

There are no assurances that the Charter Extension Amendment will enable us to complete a business combination.

Approving the Charter Extension Amendment involves a number of risks. Even if the Charter Extension Amendment is approved, we can provide no assurances that a business combination will be consummated prior to the Charter Extension Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the vote to approve the Charter Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Charter Extension Amendment or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension Amendment vote and the business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Common Stock on the open market. The price of our Common Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their shares of Common Stock at favorable prices, or at all.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an initial business combination. Regardless of the SPAC Rule Proposals, even prior to the 24-month anniversary of the effective date of the registration statement relating to the IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities, and also increases to the extent the funds in the trust account are not held in cash.

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

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to the IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to the IPO, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities, and also increases to the extent the funds in the trust account are not held in cash.

If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company. If we liquidate, our public stockholders may only receive return of a pro rata portion of the amounts remaining in the Trust Account, and our Public Warrants and Rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to the IPO, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities, and also increases to the extent the funds in the trust account are not held in cash. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary of our IPO Registration Statement, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax Included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, and hinder our ability to consummate an initial business combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, and on December 27, 2022, it issued Notice 2023-2, which provided interim guidance on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year in which a liquidation is completed will also be exempt from such tax., However, although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

If the Termination Date is extended, our public stockholders will have the right to require us to redeem their shares of Common Stock. Because any redemption that occurs as a result of the Charter Extension Amendment would occur after December 31, 2022, any redemption or other repurchase that we make may be subject to the Excise Tax to the extent we do not liquidate by December 31, 2023. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available to complete a business combination and could have an adverse effect on our ability to complete a business combination.

Nasdaq may delist our securities from trading on its exchange following redemptions by our stockholders in connection with approval of the Charter Extension Amendment, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock, Units and Public Warrants are listed on Nasdaq. After the special meeting, we may be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Common Stock include, among other things, the requirement to maintain at least 300 public holders, at least 500,000 publicly held shares and a market value of publicly held shares of $1 million. Pursuant to the terms of our amended and restated certificate of incorporation, in connection with the Charter Extension Amendment, stockholders may elect to redeem their shares of Common Stock, and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our public shares are a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with a business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Common Stock, Units and Public Warrants qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

On May 16, 2023, the Company effected the sixth drawdown of $125,000 under the Extension Note and caused such sum to be deposited into the Trust Account in connection with the extension of the Termination Date from May 17, 2023 to June 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon the Company’s liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with the consummation of an initial business combination.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 22, 2023

