Form 10-Q
period 2023-06-30
WinVest Acquisition Corp.
filed 2023-08-21
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 21, 2023, the Registrant had 4,140,429 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,674	$88,247
Prepaid expenses, short-term portion	225,875	277,776
Total current assets	227,549	366,023

Marketable securities held in Trust Account	13,667,929	19,571,562
Total assets	13,895,478	19,937,585

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	972,602	382,872
Income tax payable	396,000	314,000
Excise tax payable	67,218	-
Related party payables	165,000	107,000
Extension note, related party	815,000	125,000
Promissory note, related party	123,000	-
Total current liabilities	2,538,820	928,872
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	6,563,820	4,953,872

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 1,265,429 and 1,893,113 shares outstanding at redemption values of $10.80 and $10.34 per share as of June 30, 2023 and December 31, 2022, respectively	13,667,929	19,571,562

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 1,265,429 and 1,893,113 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,336,559)	(4,588,137)
Total stockholders’ deficit	(6,336,271)	(4,587,849)
Total liabilities and stockholders’ deficit	$13,895,478	$19,937,585

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:	$649,848	$279,100	$1,219,426	$530,894
Loss from operations	(649,848)	(279,100)	(1,219,426)	(530,894)

Other income:
Interest income	229,332	156,846	438,383	168,542
	229,332	156,846	438,383	168,542

Loss before income taxes	(420,516)	(122,254)	(781,043)	(362,352)
Provision for income taxes	(38,000)	-	(82,000)	-

Net loss	$(458,516)	$(122,254)	$(863,043)	$(362,352)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,767,576	11,500,000	1,830,345	11,500,000
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$(0.01)	$-	$(0.02)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.16)	$(0.01)	$(0.30)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance, March 31, 2022 (Unaudited)	2,875,000	$288	$-	$(3,179,327)	$(3,179,039)
Remeasurement of common stock to redemption value	-	-	-	(68,086)	(68,086)
Net loss	-	-	-	(122,254)	(122,254)
Balance, June 30, 2022 (Unaudited)	2,875,000	$288	$-	$(3,369,667)	$(3,369,379)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Remeasurement of common stock to redemption value	-	-	-	(434,200)	(434,200)
Net loss	-	-	-	(404,527)	(404,527)
Balance, March 31, 2023 (Unaudited)	2,875,000	$288	$-	$(5,426,864)	$(5,426,576)
Remeasurement of common stock to redemption value	-	$-	$-	$(383,961)	$(383,961)
Shareholder redemption	-	$-	$-	$-	$-
Excise tax payable	-	$-	$-	$(67,218)	$(67,218)
Net loss	-	$-	$-	$(458,516)	$(458,516)
Balance, June 30, 2023 (Unaudited)	2,875,000	$288	$-	$(6,336,559)	$(6,336,271)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863,043)	$(362,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(438,013)	(168,542)
Changes in operating assets and liabilities:
Changes in prepaid expenses	51,901	163,522
Changes in accounts payable and accrued expenses	589,731	23,621
Changes in taxes payable	82,000	-
Changes in related party payables	58,000	50,000
Net cash used in operating activities	(519,424)	(293,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(690,000)	-
Withdrawal of interest from Trust Account to pay taxes	309,851	-
Cash withdrawn from Trust Account in connection with redemption	6,721,795	-
Net cash provided by (used in) investing activities	6,341,646	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	123,000	-
Proceeds from extension note - related party	690,000	-
Redemption of common stock	(6,721,795)	-
Net cash (used in) provided by financing activities	(5,908,795)	-

NET CHANGE IN CASH	(86,573)	(293,751)
Cash - Beginning of period	88,247	507,906
Cash - End of period	$1,674	$214,155

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$818,161	$68,086
Excise tax payable	$67,218	$-

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

As of June 30, 2023, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Accordingly, no founders’ shares were subject to forfeiture upon exercise of the full over-allotment. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”, and together with the Public Warrants and the Private Placement Warrants, the “Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account (as defined below) established for the benefit of the Company’s public stockholders.

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay for the Company’s income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the Initial Business Combination or the redemption of 100% of the outstanding shares of Common Stock issued as part of the Units sold in the Initial Public Offering (the “Public Shares”) if an Initial Business Combination has not been completed in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

The Company initially had 15 months from the closing of the Initial Public Offering of September 17, 2021 to consummate the Initial Business Combination. On November 30, 2022, the Company held a special meeting of stockholders, at which the stockholders approved an amendment (the “November 2022 Extension Amendment”) to the Company’s amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”) to extend the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination from December 17, 2022 (the “Original Termination Date”) to January 17, 2023, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of the Company’s board of directors, if requested by its Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Initial Business Combination shall have occurred prior thereto, subject to the deposit by the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, of $125,000, on or prior to the date of the applicable deadline, for each one-month extension. Any such payments would be made in the form of a non-interest-bearing loan and would be repaid, if at all, from funds released to us upon completion of our Initial Business Combination.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million. Following such redemptions, approximately $19.6 million was left in the Trust Account and 1,893,113 shares remained outstanding.

Following the approval of the November 2022 Extension Amendment, on December 5, 2022, the Company issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. Per the terms of the First Extension Note, funds available under such note are not restricted for use for extension payments. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

On June 12, 2023, the Company held a second special meeting of stockholders (the “June 2023 Extension Meeting”), at which the stockholders approved, among other things, (i) an amendment (the “June 2023 Extension Amendment”) to the Company’s Certificate of Incorporation to extend the Termination Date from June 17, 2023 to July 17, 2023 (the “Charter Extension Date”), and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month (or such shorter period as may be requested by the Sponsor) after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, and (ii) an amendment (the “Redemption Limitation Amendment”) to eliminate from the Certificate of Incorporation the limitation that the Company may not consummate any business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such business combination. Following stockholder approval of the June 2023 Extension Amendment and the Redemption Limitation Amendment at the June 2023 Extension Meeting, on June 16, 2023, the Company filed the June 2023 Extension Amendment and the Redemption Limitation Amendment with the Delaware Secretary of State.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of $6,721,795. Following such redemptions, $13,551,331 was left in Trust Account and 1,265,429 Public Shares remained outstanding.

Following the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

Through the date of this report, the Company has deposited $945,000 into the Trust Account in connection with six drawdowns under the First Extension Note and three drawdowns under Second Extension Note (collectively with the First Extension Note, the “Extension Notes”) pursuant to the extension of the Termination Date to September 17, 2023. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination. As of June 30, 2023 and December 31, 2022, $815,000 and $125,000, respectively, was outstanding under the Extension Notes.

If the Company is unable to consummate an Initial Business Combination by the Termination Date, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay for dissolution expenses), and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the public stockholders. In the event of our dissolution and liquidation, the Rights and Public and Private Placement Warrants will expire and will be worthless.

No compensation of any kind (including finders’, consulting or other similar fees) will be paid to any of the existing officers, directors, stockholders, or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after the Initial Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to those persons after the Initial Business Combination.

Management intends to use any funds available outside of the Trust Account for miscellaneous expenses such as paying fees to consultants to assist the Company with its search for a target business and for director and officer liability insurance premiums, with the balance being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by the Company’s insiders, officers and directors in connection with activities as described below.

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for the Company’s income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the Company’s assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor and/or founding stockholders may, but are not obligated to, loan funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of the Initial Business Combination, or, at such lender’s discretion. However, the Sponsor and/or founding stockholders are under no obligation to loan the Company any funds or invest in the Company. If the Company is unable to obtain the necessary funds, the Company may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

The Company will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with the Initial Business Combination and to pay for expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of the Initial Business Combination. To the extent that the capital stock is used in whole or in part as consideration to effect the Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

To the extent the Company is unable to consummate an Initial Business Combination, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, the Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $67,218 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of June 30, 2023, the Company had $1,674 in its operating bank account and a working capital deficit of $1,815,271. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account. For the six months ended June 30, 2023, the Company had a net loss of $863,043 and expenses from operating activities were $1,219,426, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering. All activity for the fiscal year ended June 30, 2023 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company has until December 17, 2023 (if it extends the period of time to consummate an Initial Business Combination by the full amount of time) to consummate the Initial Business Combination. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination by the Termination Date (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent the consummation of an Initial Business Combination by the Termination Date, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account at June 30, 2023	$13,667,929	$13,667,929	$-	$-

Marketable securities held in Trust Account at December 31, 2022	$19,571,562	$19,571,562	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three and six months ended June 30, 2023.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended June 30, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(458,516)
Denominator:
Weighted-average shares outstanding	1,767,576	2,875,000
Basic and diluted net loss per share	$-	$(0.16)

For the Three Months Ended June 30, 2022

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	(152,272)	(38,068)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

For the Six Months Ended June 30, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(863,043)
Denominator:
Weighted-average shares outstanding	1,830,345	2,875,000
Basic and diluted net loss per share	$-	$(0.30)

For the Six Months Ended June 30, 2022
	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	(344,350)	(86,088)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.02)	$(0.03)

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Common Stock for an aggregate price of $25,000.

Prior to the effective date of the registration statement filed in connection with the Initial Public Offering, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its Sponsor to transfer an aggregate of 277,576 of its founder shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its founder shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34. The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement. The founder shares do not have redemption rights and will be worthless unless the Company consummates its Initial Business Combination.

Private Placement Warrants

Our Sponsor purchased from us an aggregate of 10,900,000 Private Placement Warrants at a purchase price of $0.50 per warrant, or $5,450,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. A portion of the proceeds received from the purchase equal to $3,450,000 was placed in the Trust Account so that at least $10.10 per share sold to the public in the Initial Public Offering is held in the Trust Account.

Related Party Advances

As of June 30, 2023 and December 31, 2022, there were no “related party advances”.

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

The Company analyzed the conversion feature of the Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or June 30, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of June 30, 2023 and December 31, 2022 was $750,000 and $125,000, respectively.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of the Company’s Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of June 30, 2023 was $65,000.

Through the date of this report, the Company has effected drawdowns of $945,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to September 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or June 30, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of June 30, 2023, $165,000 is owed to the Sponsor under this agreement.

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

Chardan Capital Markets, LLC. M&A / Capital Markets Advisory Agreement

On July 23, 2022, the Company entered a M&A/Capital Markets Advisory Agreement (“M&A Agreement”) with Chardan Capital Markets, LLC (“Chardan”), by which Chardan shall assist and advise the Company in completing an Initial Business Combination. In the event an Initial Business Combination is consummated during the term of the M&A Agreement, the Company shall pay to Chardan at the closing of the Initial Business Combination a fee (the “M&A Fee”) as described below. If the M&A Fee is to be based on the “Aggregate Value” of an Initial Business Combination, such term means, without duplication, an amount equal to the sum of the aggregate value of any securities issued, promissory notes delivered by the Company to a target company in connection with an Initial Business Combination, and any other cash and non-cash consideration (using such values as set forth in such Initial Business Combination’s definitive agreement) delivered and paid in connection with an Initial Business Combination, and the amount of all debt and debt-like instruments of the target company immediately prior to closing that (a) are assumed or acquired by the Company or (b) retired or defeased in connection with such Business Combination less any amounts of a financing relating to such Initial Business Combination (a “Financing”) that are the basis of a Financing Fee (as defined below). Even if an Initial Business Combination is not consummated prior to the expiration or termination of the M&A Agreement, Chardan shall be entitled to the full M&A Fee with respect to any transaction consummated involving a party introduced to the Company by Chardan (an “Introduced Party”) that occurs within 18 months of the expiration or termination of the M&A Agreement or within 12 months of the expiration or termination of the M&A Agreement for any party not deemed an Introduced Party.

In the event an Initial Business Combination is consummated involving a party other than an Introduced Party, the Company will pay to Chardan an M&A Fee equal to the greater of $800,000 or 1% of the Aggregate Value of the Initial Business Combination, paid at the close of the Initial Business Combination. In the event an Initial Business Combination is consummated with an Introduced Party as business combination target, the Company shall pay to Chardan an aggregate M&A Fee based on the Aggregate Value of the Initial Business Combination according to the following schedule:

●	3% of the first $100 million Aggregate Value;
●	2% of the Aggregate Value greater than $100 million but less than $200 million;
●	1% of the Aggregate Value greater than $200 million.

The M&A Fee will be paid either in cash out of the flow of funds from the Trust Account or in registered and free trading securities of the Company, as the parties may agree.

The Company will pay a cash fee equal to 5% of the aggregate sales price of securities sold in the financing to introduced parties and a cash fee equal to 1% of the aggregate sales price of public or private securities sold in a financing transaction to investors other than introduced parties (collectively, the “Financing Fee”). If such sale of securities occurs through multiple closings, then a pro rata portion of such fee shall be paid upon each closing. The Financing Fee will be paid in cash from the flow of funds from the Financing.

The Company will pay Chardan up to $150,000 in aggregate for reimbursable out of pocket expenses.

As of June 30, 2023 and December 31, 2022, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of June 30, 2023.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000

Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Remeasurement of common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Remeasurement of common stock subject to possible redemption	1,422,276
Redemption of common stock	(98,000,714)
Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	690,000
Remeasurement of common stock subject to possible redemption	438,012
Taxes withdrawn from Trust Account	(309,851)
Redemption of common stock	(6,721,795)
Balance, June 30, 2023	13,667,929

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 founder shares of Common Stock at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of June 30, 2023 and December, 31, 2022.

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

Public Warrants

Each redeemable warrant entitles the registered holder to purchase one half of one share of Common Stock at a price of $11.50 per full share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an Initial Business Combination and 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire five years from the consummation of an Initial Business Combination.

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

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was (9.0%) and 0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was (10.5%) and 0.0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recording of a full valuation allowance on deferred tax assets.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S., Delaware and Massachusetts jurisdictions and has been subject to examination by the various taxing authorities since inception.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, the Company will continue to evaluate its impact as further information becomes available. As of June 30, 2023 and December 31, 2022, the Company had accrued $67,218 and $0 in excise tax payable in connection with the June 2023 stockholder redemption.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 14, 2023, the Company effected the second drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from July 17, 2023 to August 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

On August 16, 2023, the Company effected the third drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from August 17, 2023 to September 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of an Initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in the section of our Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements in the discussion and analysis set forth below may constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including but not limited to those factors set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this discussion and analysis to “we,” “us,” “our” or the “Company” refer to WinVest Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”), our capital stock, debt or a combination of cash, stock and debt.

As of June 30, 2023 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2023 related to our formation, raising funds through our Initial Public Offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The stock exchange listing rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in a trust account in the United States maintained by Continental, as trustee (the “Trust Account”) (excluding the deferred underwriting commissions and taxes payable) at the time of the our signing a definitive agreement in connection with the Initial Business Combination. We will only complete an initial business combination if the post-initial business combination company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that we will be able to successfully effect an initial business combination.

Our amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”) provided that we had until December 17, 2022 to complete an Initial Business Combination; provided, however, that if we anticipated we may not be able to consummate a business combination by December 17, 2022, we, by resolution of the board of directors if requested by our sponsor, WinVest SPAC LLC (the “Sponsor”), could extend the period of time to consummate a business combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders (the “November 2022 Extension Meeting”) to, among other things, approve an amendment to our Certificate of Incorporation to extend the date by which we must consummate an initial business combination (the “Termination Date”) from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the original Termination Date of December 17, 2022, unless the closing of the Initial Business Combination shall have occurred prior thereto (the “November 2022 Extension Amendment”). Our Sponsor agreed that if the November 2022 Extension Amendment was approved at the November 2022 Extension Meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the Trust Account.

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate a business combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of a business combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the first extension note as of June 30, 2023 and December 31, 2022 was $750,000 and $125,000, respectively.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Common Stock issued as part of the Units (as defined below) sold in our Initial Public Offering (Public Shares”) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 12, 2023, we held a second special meeting of stockholders (the “June 2023 Extension Meeting”) at which the stockholders approved, among other things, (i) an amendment to our Certificate of Incorporation (the “June 2023 Extension Amendment”) to extend the Termination Date from June 17, 2023 to July 17, 2023 (the “Charter Extension Date”), and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month (or such shorter period as may be requested by the Sponsor) after the Charter Extension Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of our Initial Business Combination shall have occurred prior thereto, and (ii) an amendment (the “Redemption Limitation Amendment”) to eliminate from the Certificate of Incorporation the limitation that we may not consummate any business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination. Following stockholder approval of the June 2023 Extension Amendment and the Redemption Limitation Amendment at the June 2023 Extension Meeting, on June 16, 2023, we filed the June 2023 Extension Amendment and the Redemption Limitation Amendment with the Delaware Secretary of State.

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note,” and collectively with the First Extension Note, the “Extension Notes”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of June 30, 2023 was $65,000.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of $6,721,795. Following such redemptions, $13,551,331 was left in Trust Account and 1,265,429 Public Shares remained outstanding as of June 30, 2023.

Through the date of this report, we have effected drawdowns of $945,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to September 17, 2023. Such amounts would be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a business combination.

If we are unable to consummate an Initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights (as defined below) and Public and Private Placement Warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through June 30, 2023, were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the six months ended June 30, 2023, our net loss was $863,043 and expenses from operating activities were $1,219,426, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $1,674 in our operating bank account and a working capital deficit of $1,815,271. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $123,000 was outstanding under the Promissory Note as of June 30, 2023. The Promissory Note is non-interest bearing and payable on the date on which we consummate an initial business combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our initial business combination. No such conversions have yet occurred. During 2023, we have effected drawdowns of $123,000 under the Promissory Note. These amounts remain outstanding as of June 30, 2023. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate a business combination.

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

On December 5, 2022, we issued the First Extension Note to our Sponsor in the principal amount of $750,000. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants identical to the Private Placement Warrants issued to the Sponsor at the time of our Initial Public Offering. On December 5, 2022, we effected the first drawdown of $125,000 under the First Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to January 17, 2023. During 2023, we effected drawdowns of $625,000 under the First Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from January 17, 2023 to June 17, 2023.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 13, 2023, we issued the Second Extension Note to our Sponsor in the principal amount of $390,000. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants identical to the Private Placement Warrants issued to the Sponsor at the time of our Initial Public Offering. On June 15, 2023, we effected the first drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from June 17, 2023 to July 17, 2023. On July 14, 2023, we effected the second drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from July 17, 2023 to August 17, 2023. On August 16, 2023, we effected the third drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from August 17, 2023 to September 17, 2023.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of $6,721,795.

As of June 30, 2023, we had marketable securities held in the Trust Account of approximately $13.7 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2022 and the six months ended June 30, 2023 relates to identifying a target company for a business combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an initial business combination. We have until December 17, 2023 (if we extend the period of time to consummate a business combination by the full amount of time) to consummate our business combination, which is 27 months from the closing of our Initial Public Offering.

To the extent we are unable to consummate a business combination, we will need to pay the costs of liquidation as well from our current available funds outside the Trust Account, as well as the approximate amount of $177,000 still available to us under the Promissory Note. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our initial business combination and will be held in the Trust Account until the consummation of such initial business combination.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. We do not expect to early adopt this ASU. We are currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework”, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities, and also increases to the extent the funds in the trust account are not held in cash.

If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company. If we liquidate, our public stockholders may only receive return of a pro rata portion of the amounts remaining in the Trust Account, and our Public Warrants and Rights will expire worthless. This will also cause our stockholders to lose any potential investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

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

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities, and also increases to the extent the funds in the trust account are not held in cash. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary of our IPO Registration Statement, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax Included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, and hinder our ability to consummate an initial business combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the Nasdaq Stock Market, LLC (“Nasdaq”), we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, and on December 27, 2022, it issued Notice 2023-2 which provided interim guidance on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year in which a liquidation is completed will also be exempt from such tax., However, although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

In connection with the approval of the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to require us to redeem their shares of Common Stock. Because these redemptions occurred after December 31, 2022, these redemptions and any other redemption or other repurchase that we make may be subject to the Excise Tax to the extent we do not liquidate by December 31, 2023. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available to complete an Initial Business Combination and could have an adverse effect on our ability to complete an Initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on D June 16, 2023)
3.5	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)
10.1	Promissory Note, dated June 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on D June 16, 2023)
10.2	Amendment No. 1 to Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on D June 16, 2023)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 21, 2023

