Form 10-Q
period 2023-09-30
WinVest Acquisition Corp.
filed 2023-11-21
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 20, 2023, the Registrant had 4,140,429 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$878	$88,247
Prepaid expenses, short-term portion	79,000	277,776
Total current assets	79,878	366,023

Cash and marketable securities held in Trust Account	14,030,755	19,571,562
Total assets	14,110,633	19,937,585

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	1,029,396	382,872
Income tax payable	410,000	314,000
Excise tax payable	67,218	-
Related party payables	195,000	107,000
Extension note, related party	1,010,000	125,000
Promissory note, related party	146,000	-
Total current liabilities	2,857,614	928,872
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	6,882,614	4,953,872

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 1,265,429 and 1,893,113 shares outstanding at redemption values of $11.09 and $10.34 per share as of September 30, 2023 and December 31, 2022, respectively	14,030,755	19,571,562

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 1,265,429 and 1,893,113 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,803,024)	(4,588,137)
Total stockholders’ deficit	(6,802,736)	(4,587,849)
Total liabilities and stockholders’ deficit	$14,110,633	$19,937,585

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating expenses:	$257,485	$252,063	$1,476,911	$782,957
Loss from operations	(257,485)	(252,063)	(1,476,911)	(782,957)

Other income:
Interest income	167,847	523,938	606,230	692,480
	167,847	523,938	606,230	692,480

Income (Loss) before income taxes	(89,638)	271,875	(870,681)	(90,477)
Provision for income taxes	(14,000)	(126,606)	(96,000)	(126,606)

Net income (loss)	$(103,638)	$145,269	$(966,681)	$(217,083)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,265,429	11,500,000	1,639,715	11,500,000
Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$-	$0.02	$-	$(0.01)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.04)	$(0.02)	$(0.34)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Net loss	-	-	-	(240,098)	(240,098)
Balance, March 31, 2022 (Unaudited)	2,875,000	$288	$-	$(3,179,327)	$(3,179,039)
Remeasurement of common stock to redemption value	-	-	-	(68,086)	(68,086)
Net loss	-	-	-	(122,254)	(122,254)
Balance, June 30, 2022 (Unaudited)	2,875,000	$288	$-	$(3,369,667)	$(3,369,379)
Remeasurement of common stock to redemption value	-	-	-	(473,938)	(473,938)
Net loss	-	-	-	145,269	145,269
Balance, September 30, 2022 (Unaudited)	2,875,000	$288	$-	$(3,698,336)	$(3,698,048)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Remeasurement of common stock to redemption value	-	-	-	(434,200)	(434,200)
Net loss	-	-	-	(404,527)	(404,527)
Balance, March 31, 2023 (Unaudited)	2,875,000	$288	$-	$(5,426,864)	$(5,426,576)
Remeasurement of common stock to redemption value	-	-	-	(383,961)	(383,961)
Shareholder redemption	-	-	-	-	-
Excise tax payable	-	-	-	(67,218)	(67,218)
Net loss	-	-	-	(458,516)	(458,516)
Balance, June 30, 2023 (Unaudited)	2,875,000	$288	$-	$(6,336,559)	$(6,336,271)
Remeasurement of common stock to redemption value	-	-	-	(362,826)	(362,826)
Net loss	-	-	-	(103,638)	(103,638)
Balance, September 30, 2023 (Unaudited)	2,875,000	288	-	(6,803,024)	(6,802,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(966,681)	$(217,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(605,839)	(692,480)
Changes in operating assets and liabilities:
Changes in prepaid expenses	198,775	278,022
Changes in accounts payable and accrued expenses	646,525	160,848
Changes in taxes payable	96,000	-
Changes in related party payables	88,000	77,000
Net cash used in operating activities	(543,220)	(393,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(885,000)	-
Withdrawal of interest from Trust Account to pay taxes	309,851	-
Cash withdrawn from Trust Account in connection with redemption	6,721,795	-
Sale of investments in Trust Account	-	102,033
Net cash provided by (used in) investing activities	6,146,646	102,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	146,000	-
Proceeds from extension note - related party	885,000	-
Redemption of common stock	(6,721,795)	-
Net cash (used in) provided by financing activities	(5,690,795)	-

NET CHANGE IN CASH	(87,369)	(291,660)
Cash - Beginning of period	88,247	507,906
Cash - End of period	$878	$216,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Remeasurement of common stock to redemption value	$1,180,988	$542,024
Excise tax payable	$67,218	$-

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

As of September 30, 2023, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering (the “IPO Registration Statement”) was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Common Stock”), one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment, and one Right (the “Rights”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company completed the private sale of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant to our sponsor, WinVest SPAC LLC (the “Sponsor”), generating gross proceeds of $5,000,000 (such sale, the “Private Placement”).

Each Private Placement Warrant entitles the holder thereof to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Accordingly, no Founder Shares (as defined below) were subject to forfeiture upon exercise of the full over-allotment. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”, and together with the Public Warrants and the Private Placement Warrants, the “Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account (as defined below) established for the benefit of the Company’s public stockholders.

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company (“Continental”), as trustee (the “Trust Account”). The funds held in the Trust Account have, since the Initial Public Offering, been held only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less, in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act, or in cash. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the IPO Registration Statement, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account until the earlier of the consummation of the Company’s Initial Business Combination or its liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay for the Company’s income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the Initial Business Combination or the redemption of 100% of the outstanding shares of Common Stock issued as part of the Units sold in the Initial Public Offering (the “Public Shares”) if an Initial Business Combination has not been completed in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

The Company initially had 15 months from the closing of the Initial Public Offering on September 17, 2021 to consummate the Initial Business Combination. On November 30, 2022, the Company held a special meeting of stockholders, at which the stockholders approved an amendment (the “November 2022 Extension Amendment”) to the Company’s amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”) to extend the date (the “Termination Date”) by which the Company must consummate an Initial Business Combination from December 17, 2022 (the “Original Termination Date”) to January 17, 2023, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of the Company’s board of directors, if requested by its Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Initial Business Combination shall have occurred prior thereto, subject to the deposit by the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, of $125,000, on or prior to the date of the applicable deadline, for each one-month extension. Any such payments would be made in the form of a non-interest-bearing loan and would be repaid, if at all, from funds released to us upon completion of our Initial Business Combination.

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

On June 12, 2023, the Company held a second special meeting of stockholders (the “June 2023 Extension Meeting”), at which the stockholders approved, among other things, (i) an amendment (the “June 2023 Extension Amendment”) to the Company’s Certificate of Incorporation to extend the Termination Date from June 17, 2023 to July 17, 2023, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month (or such shorter period as may be requested by the Sponsor) after July 17, 2023, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, and (ii) an amendment (the “Redemption Limitation Amendment”) to eliminate from the Certificate of Incorporation the limitation that the Company may not consummate any business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such business combination. Following stockholder approval of the June 2023 Extension Amendment and the Redemption Limitation Amendment at the June 2023 Extension Meeting, on June 16, 2023, the Company filed the June 2023 Extension Amendment and the Redemption Limitation Amendment with the Delaware Secretary of State.

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

Through the date of this report, the Company has deposited $1,140,000 into the Trust Account in connection with six drawdowns under the First Extension Note and six drawdowns under Second Extension Note (collectively with the First Extension Note, the “Extension Notes”) pursuant to the extension of the Termination Date to December 17, 2023. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment (as defined below) or (b) the consummation of an Initial Business Combination. As of September 30, 2023 and December 31, 2022, $1,010,000 and $125,000, respectively, was outstanding under the Extension Notes.

If the Company is unable to consummate an Initial Business Combination by the Termination Date, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay for dissolution expenses), and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the public stockholders. In the event of our dissolution and liquidation, the Rights, Public Warrants and Private Placement Warrants will expire and will be worthless.

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

The allocation of the net proceeds available to the Company outside of the Trust Account, along with the interest earned on the funds held in the Trust Account available to pay for the Company’s income and other tax liabilities, represents the best estimate of the intended uses of these funds. In the event that the Company’s assumptions prove to be inaccurate, the Company may reallocate some of such proceeds within the above-described categories. If the estimate of the costs of undertaking due diligence and negotiating the Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the Trust Account is insufficient, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from the Sponsor or third parties. The Sponsor and/or founding stockholders may, but are not obligated to, loan funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of the Initial Business Combination, or, with respect to certain of such notes, at such lender’s discretion, converted upon consummation of the Initial Business Combination into Private Placement Warrants at a price of $0.50 per Private Placement Warrant. However, the Sponsor and/or founding stockholders are under no obligation to loan the Company any funds or invest in the Company. If the Company is unable to obtain the necessary funds, the Company may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

The Company will likely use substantially all of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the Additional Private Placement Warrants, including the funds held in the Trust Account, in connection with the Initial Business Combination and to pay for expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of the Initial Business Combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect the Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations or for strategic acquisitions.

To the extent the Company is unable to consummate an Initial Business Combination, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, the Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private

Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The Company will not use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes that may be imposed on it pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the IR Act, on any redemptions or stock buybacks by the Company.

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $67,218 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of September 30, 2023, the Company had $878 in its operating bank account and a working capital deficit of $2,218,057. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the nine months ended September 30, 2023, the Company had a net loss of $966,681 and expenses from operating activities were $1,476,911, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below) and the October 2023 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering. All activity for the fiscal year ended September 30, 2023 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until December 17, 2023 to consummate the Initial Business Combination. The Company will not be able to consummate an Initial Business Combination by December 17, 2023. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Management’s plan to address the December 17, 2023 liquidation is to seek stockholder approval for, and to file, an amendment to the Certificate of Incorporation extending the Company’s current Termination Date, among other things. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 13, 2023, the Company is proposing to amend its Certificate of Incorporation to extend the Termination Date from December 17, 2023 to January 17, 2024 (the “Charter Extension Date”) upon the deposit into the Trust Account of $55,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month period each after the Charter Extension Date (each, an “Additional Extension”), by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $55,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in cash. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the Company’s IPO Registration Statement, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account until the earlier of the consummation of the Initial Business Combination or the Company’s liquidation. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination by the Termination Date (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent the consummation of an Initial Business Combination by the Termination Date, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

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

Public and Private Warrants

We account for our Public Warrants and Private Placement Warrants as equity-classified instruments, based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. In that respect, the Private Placement Warrants, as well as any warrants the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, were identical to the warrants underlying the Units offered in the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account at September 30, 2023	$14,030,755	$14,030,755	$-	$-

Cash and marketable securities held in Trust Account at December 31, 2022	$19,571,562	$19,571,562	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three and nine months ended September 30, 2023.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended September 30, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(103,638)
Denominator:
Weighted-average shares outstanding	1,265,429	2,875,000
Basic and diluted net loss per share	$-	$(0.04)

For the Three Months Ended September 30, 2022

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	145,269	(65,734)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net income (loss) per share	$0.02	$(0.02)

For the Nine Months Ended September 30, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(966,681)
Denominator:
Weighted-average shares outstanding	1,639,715	2,875,000
Basic and diluted net loss per share	$-	$(0.34)

For the Nine Months Ended September 30, 2022

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	(217,083)	(151,821)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.05)

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

Related Party Advances

As of September 30, 2023 and December 31, 2022, there were no “related party advances”.

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the March 2021 Promissory Note as of December 31, 2022. Through September 30 2023, the Company effected drawdowns of $146,000 under the March 2021 Promissory Note. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the March 2021 Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the March 2021 Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or September 30, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of September 30, 2023 and December 31, 2022 was $750,000 and $125,000, respectively.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of the Company’s Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of September 30, 2023 was $260,000.

Through the date of this report, the Company has effected drawdowns of $1,140,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to December 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or September 30, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of September 30, 2023, $195,000 is owed to the Sponsor under this agreement.

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

Finder’s Fee Agreement

On July 12, 2022, the Company entered into a finder’s fee agreement with a third-party finder (“Finder”), payable only upon the successful consummation of an Initial Business Combination with a merger target company identified and introduced by the Finder and acknowledged by the Company in writing during the retention period, which shall be one year after origination and will continue for one year after such period, unless terminated earlier. For purposes of the agreement, the finder’s fee shall be calculated as 1% of the sum of any cash and noncash consideration actually delivered and paid in connection with an Initial Business Combination.

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

Chardan Capital Markets, LLC M&A / Capital Markets Advisory Agreement

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

As of September 30, 2023 and December 31, 2022, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of September 30, 2023 and December 31, 2022.

Common Shares Subject to Possible Redemption

Gross proceeds from initial public offering	$115,000,000

Less:
Offering costs allocated to common stock subject to possible redemption	(6,498,541)
Proceeds allocated to public warrants	(2,357,500)
Plus:
Deposit to Trust Account from private placement	1,150,000
Remeasurement of common stock subject to possible redemption	8,856,041
Balance, December 31, 2021	116,150,000
Remeasurement of common stock subject to possible redemption	1,422,276
Redemption of common stock	(98,000,714)
Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	885,000
Remeasurement of common stock subject to possible redemption	605,839
Taxes withdrawn from Trust Account	(309,851)
Redemption of common stock	(6,721,795)
Balance, September 30, 2023	14,030,755

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of September 30, 2023 and December, 31, 2022.

Rights

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on September 14, 2021. On September 17, 2021, the Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of Common Stock of the Company, $0.0001 par value per share, one redeemable warrant, with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment, and one Right, with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by the Company of an Initial Business Combination. Each Right may be traded separately. If the Company is unable to complete an Initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any such funds for their Rights, and the Rights will expire worthless.

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

The Company may call the outstanding warrants for redemption (excluding the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans), in whole and not in part, at a price of $0.01 per warrant:

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

The Private Placement Warrants, as well as any warrants the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering.

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 6, 2023, the Company withdrew $349,089 from the Trust Account to be used for tax payments.

On October 13, 2023, the Company made a draw of $1,700 on the March 2021 Promissory Note. Additionally, on October 16, 2023, the Company made a draw of $60,000 on the March 2021 Promissory Note. On October 27, 2023, the Company made an additional draw of $92,300 on the March 2021 Promissory Note. As of the date of this report, there was $300,000 outstanding under the March 2021 Promissory Note.

On October 27, 2023, the Company borrowed an additional $6,500 from the Sponsor.

On October 16, 2023, the Company deposited $65,000 into the Trust Account in connection with the extension of the Termination Date from October 17, 2023 to November 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. On November 10, 2023, the Company made a draw of $192,200 on the October 2023 Promissory Note.

On November 16, 2023, the Company deposited $65,000 into the Trust Account in connection with the extension of the Termination Date from November 17, 2023 to December 17, 2023. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

Special Meeting of Stockholders

On November 13, 2023, the Company filed a definitive proxy statement with the SEC to amend its Certificate of Incorporation to extend the Termination Date from December 17, 2023 to the Charter Extension Date upon the deposit into the Trust Account of $55,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to for up to five Additional Extensions, by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $55,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their shares of Common Stock. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Common Stock issued as part of the units sold in the Initial Public Offering. This redemption right will apply to each public stockholder regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Sponsor.

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

As of September 30, 2023 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2023 related to our formation, raising funds through our Initial Public Offering and identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The stock exchange listing rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in a trust account (the “Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company (“Continental”), as trustee (excluding the deferred underwriting commissions and taxes payable), at the time of the our signing a definitive agreement in connection with the Initial Business Combination. We will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that we will be able to successfully effect an Initial Business Combination.

Our amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”) provided that we had until December 17, 2022 to complete an Initial Business Combination; provided, however, that if we anticipated we may not be able to consummate an Initial Business Combination by December 17, 2022, we, by resolution of the board of directors if requested by our sponsor, WinVest SPAC LLC (the “Sponsor”), could extend the period of time to consummate an Initial Business Combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders (the “November 2022 Extension Meeting”) to, among other things, approve an amendment to our Certificate of Incorporation to extend the date by which we must consummate an Initial Business Combination (the “Termination Date”) from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the original Termination Date of December 17, 2022, unless the closing of the Initial Business Combination shall have occurred prior thereto (the “November 2022 Extension Amendment”). Our Sponsor agreed that if the November 2022 Extension Amendment was approved at the November 2022 Extension Meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the Trust Account.

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of September 30, 2023 and December 31, 2022 was $750,000 and $125,000, respectively.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Common Stock issued as part of the Units (as defined below) sold in our Initial Public Offering (“Public Shares”) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 12, 2023, we held a second special meeting of stockholders (the “June 2023 Extension Meeting”) at which the stockholders approved, among other things, (i) an amendment to our Certificate of Incorporation (the “June 2023 Extension Amendment”) to extend the Termination Date from June 17, 2023 to July 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month (or such shorter period as may be requested by the Sponsor) after July 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of our Initial Business Combination shall have occurred prior thereto, and (ii) an amendment (the “Redemption Limitation Amendment”) to eliminate from the Certificate of Incorporation the limitation that we may not consummate any business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination. Following stockholder approval of the June 2023 Extension Amendment and the Redemption Limitation Amendment at the June 2023 Extension Meeting, on June 16, 2023, we filed the June 2023 Extension Amendment and the Redemption Limitation Amendment with the Delaware Secretary of State.

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note,” and collectively with the First Extension Note, the “Extension Notes”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of September 30, 2023 was $260,000.

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

Through the date of this report, we have effected drawdowns of $1,140,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to December 17, 2023. Such amounts would be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

If we are unable to consummate an Initial Business Combination within the allotted time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights (as defined below) and Public and Private Placement Warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through September 30, 2023, were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the marketable securities held in the Trust Account, we generated dividend income on such marketable securities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the nine months ended September 30, 2023, our net loss was $966,681 and expenses from operating activities were $1,476,911, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $878 in our operating bank account and a working capital deficit of $2,218,057. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $146,000 was outstanding under the March 2021 Promissory Note as of September 30, 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we have effected drawdowns of $146,000 under the March 2021 Promissory Note. These amounts remain outstanding as of September 30, 2023. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

On September 17, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one share of Common Stock, one redeemable warrant (the “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one-half (1/2) of one share of Common Stock at an exercise price of $11.50 per whole share, subject to adjustment, and one right (the “Right”), with each Right entitling the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation by us of an Initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Placement Warrants,” and collectively with the Public Warrants, the “Warrants”) at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $5,000,000 (such sale, the “Private Placement”). Each Private Placement Warrant entitles the holder thereof to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

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

We paid a total of $2,400,000 in underwriting discounts, expenses and commissions (not including deferred underwriting commissions of $4,025,000 payable only upon completion of our Initial Business Combination) and $523,969 for other costs and expenses related to the Initial Public Offering, resulting in aggregate net proceeds from the Initial Public Offering and overallotment of $112,076,031.

As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in the Trust Account, and we had $638,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering.

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

On June 13, 2023, we issued the Second Extension Note to our Sponsor in the principal amount of $390,000. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants identical to the Private Placement Warrants issued to the Sponsor at the time of our Initial Public Offering. On June 15, 2023, we effected the first drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from June 17, 2023 to July 17, 2023. On July 14, 2023, we effected the second drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from July 17, 2023 to August 17, 2023. On August 16, 2023, we effected the third drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from August 17, 2023 to September 17, 2023. On September 15, 2023, we effected the fourth drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from September 17, 2023 to October 17, 2023. On October 16, 2023, we effected the fifth drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from October 17, 2023 to November 17, 2023. On November 16, 2023, we effected the sixth drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from November 17, 2023 to December 17, 2023.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of $6,721,795.

As of September 30, 2023, we had cash held in the Trust Account of approximately $14.0 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $192,200 under the October 2023 Promissory Note.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2022 and the nine months ended September 30, 2023 relates to identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until December 17, 2023 to consummate our Initial Business Combination, which is 27 months from the closing of our Initial Public Offering. We will not be able to consummate our Initial Business Combination by December 17, 2023.

Management’s plan to address the December 17, 2023 liquidation is to seek stockholder approval for, and to file, an amendment to our Certificate of Incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 13, 2023, we are proposing to amend our Certificate of Incorporation to extend the Termination Date from December 17, 2023 to January 17, 2024 (the “Charter Extension Date”) upon the deposit into the Trust Account of $55,000, to be loaned to us by our Sponsor or one or more of its affiliates, members or third-party designees, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit an additional $55,000 per Additional Extension into the Trust Account by our Sponsor or its affiliates, members or third-party designees (the “Charter Extension Amendment”). If the Charter Extension Amendment is approved and effective, our public stockholders may elect to redeem their Public Shares. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. This redemption right will apply to each holder of Public Shares regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by our Sponsor. Due to the reasons stated above, we believe we may not have sufficient liquidity through the date of an Initial Business Combination, if extended through December 17, 2023.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation as well from our current available funds outside the Trust Account, as well as the approximate amounts of $807,800 still available to us under the October 2023 Promissory Note. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2023, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” management concluded that our internal control over financial reporting was not effective as of September 30, 2023, due to a material weakness in our internal control over financial reporting related to incorrectly filing income taxes in the state of Delaware.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for identifying in which jurisdictions the Company should file its income tax returns. We plan to further improve this process by enhancing access to The Internal Review Code and identification of third-party professionals with whom to consult regarding tax decisions.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Approving the Charter Extension Amendment involves a number of risks. Even if the Charter Extension Amendment is approved, we can provide no assurances that an Initial Business Combination will be consummated prior to June 17, 2024. Our ability to consummate any Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the vote to approve the Charter Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if the Charter Extension Amendment or an Initial Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension Amendment vote and the Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Shares on the open market. The price of our Public Shares may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Shares at favorable prices, or at all.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Regardless of the SPAC Rule Proposals, we may be deemed to be an investment company, as further described below. Certain of the procedures that we, a potential Initial Business Combination target or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an Initial Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an Initial Business Combination.

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

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. Our IPO Registration Statement was declared effective in September 2021, more than 24 months ago, and we have not yet completed our Initial Business Combination. Accordingly, we would not meet the criteria for this safe harbor under the SPAC Rule Proposals. In addition, even though we have instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account prior to the 24-month anniversary of the effective date of the IPO Registration Statement and thereafter to maintain all funds in the Trust Account in cash, we may still be deemed to be an investment company. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, we may receive less interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account are currently held in an interest-bearing deposit account and have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or in cash. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearking bank account until the earlier of consummation of our Initial Business Combination or liquidation of the Company. The interest rate on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable interest rate, and we cannot assure you that such rate will not decrease or increase significantly. As a result, we may receive less interest, if any, on the funds held in the Trust Account than if the assets in the Trust Account had remained in U.S. government securities or money market funds. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our liquidation of the securities held in the Trust Account and the holding of all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax Included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our Initial Business Combination and hinder our ability to consummate an Initial Business Combination.

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

In connection with the approval of the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to require us to redeem their Public Shares, and in connection with the vote to approve the Charter Extension Amendment, our public stockholders will have the right to require us to redeem their Public Shares. Because the redemptions made in connection with the June 2023 Extension Amendment occurred after December 31, 2022, these redemptions and any other redemption or other repurchase that we make, including in connection with the vote to approve the Charter Extension Amendment, may be subject to the Excise Tax to the extent we do not liquidate by December 31, 2023. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our Initial Business Combination, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available to complete an Initial Business Combination and could have an adverse effect on our ability to complete an Initial Business Combination.

Nasdaq may delist our securities from trading on its exchange following redemptions by our stockholders in connection with approval of the Charter Extension Amendment, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock, Units, Warrants and Rights are listed on Nasdaq. After the Stockholder Meeting, we may be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Common Stock include, among other things, the requirement to maintain at least 300 public holders, at least 500,000 publicly held shares and a market value of publicly held shares of $1 million. Pursuant to the terms of our Certificate of Incorporation, in connection with the Charter Extension Amendment, stockholders may elect to redeem their Public Shares and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our Public Shares are a “penny stock,” which will require brokers trading in our Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an Initial Business Combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Common Stock, Units, Warrants and Rights qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

As of September 30, 2023, the Company has identified a material weaknesses in its internal control over financial reporting. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.

During the preparation of the Company’s financial statements as of and for the period ended September 30, 2023, the Company identified a material weakness in its internal control over financial reporting related to incorrectly filing income taxes in the state of Delaware. The Company will file an amended return and will file its income tax returns in the U.S., Massachusetts, and Florida jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

On November 16, 2023, the Company effected the sixth drawdown of $65,000 under the Second Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from November 17, 2023 to December 17, 2023.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.5	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

10.1	Promissory Note, dated October 31, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 20, 2023

