Form 10-K
period 2023-12-31
WinVest Acquisition Corp.
filed 2024-04-15
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $13,603,362.

As of April 15, 2024, the Registrant had 4,018,123 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our Initial Business Combination (as defined below);
●	the anticipated benefits of an Initial Business Combination;
●	the recent issuance by the Securities and Exchange Commission (the “SEC”) of final rules to regulate special purpose acquisition companies;
●	the risk of being deemed an “investment company” for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	the volatility of the market price and liquidity of the Common Stock (as defined below) issued as part of the units sold in our Initial Public Offering (“Public Stock”) and our other securities;
●	the possibility that we may liquidate the securities held in the Trust Account (as defined below) to avoid being deemed an investment company;
●	the potential impact of the federal 1% excise tax;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our Initial Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from the Nasdaq Stock Market, LLC (“Nasdaq”) or an inability to have our securities listed on Nasdaq following a business combination;
●	our ability to develop and maintain an effective system of internal control over financial reporting and to accurately report financial results in a timely manner;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the lack of a market for our securities;
●	our use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or
●	our financial performance.

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

●	We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
●	If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until June 17, 2024 if we extend the period of time to consummate a business combination by the full amount of time before receiving distributions from the Trust Account.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.
●	Our investors are not entitled to protections normally afforded to investors of blank check companies.
●	We may issue shares of our capital stock to complete our Initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
●	The SEC’s final rules affecting special purpose acquisition companies may increase our costs and the time needed to complete our Initial Business Combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	We may not have sufficient working capital to cover our operating expenses.
●	If we combine with Trefis concurrent with our Initial Business Combination, we will become subject to risks affecting Trefis’s business.
●	Even though we may seek to combine with Trefis concurrent with the completion of our Initial Business Combination, we cannot provide any assurance that such a business combination with Trefis will occur at all, even if we complete an Initial Business Combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.
●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
●	We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement. In the event we do not consummate our Initial Business Combination within this time period, or securities could be subject to delisting.
●	Nasdaq may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect our business and operating results.
●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	Provisions in our Certificate of Incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our” or “our Company” refer to WinVest Acquisition Corp. References to our “founders” refers to Manish Jhunjhunwala and Jeff LeBlanc. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refers to WinVest SPAC LLC, which is controlled by one of our founders. References to “founder shares” refer to the 2,875,000 shares of Common Stock held or controlled by WinVest SPAC LLC prior to our initial public offering (the “Initial Public Offering”). References to our “initial stockholders” refer to the holders of the founder shares. References to our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsor, WinVest SPAC LLC (the “Sponsor”). References to “Trefis” refer to Insight Guru Inc. References to the “Trust Account” refer to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $116,150,000 in proceeds from the Initial Public Offering and the Private Placement (as defined below) were placed. As a result of the redemption of an aggregate of 10,356,877 shares of Common Stock held by our public stockholders, approximately $12.5 million remained in the Trust Account as of December 31, 2023.

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

We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the post-business combination company.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $0.50 per Private Warrant to the sponsor, generating gross proceeds of $5,000,000 (such sale, collectively with the sale of the Additional Private Placement Warrants (as defined below), the “Private Placement”). Each Private Warrant entitles the holders to purchase one-half of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

On September 23, 2021, our underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Simultaneously with the sale of Over-Allotment Units, we consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”) to the sponsor at a purchase price of $0.50 per Private Placement Warrants, generating gross proceeds of $450,000.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placements, $116,150,000 in the aggregate, were placed in the Trust Account.

In connection with the votes to approve the Extension Amendments (as defined below), the holders of an aggregate of 10,356,877 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $106.0 million. Following such redemptions, 1,143,123 shares of our Public Stock remained outstanding, and at December 31, 2023, approximately $12.5 million was left in the Trust Account. For further information, see “Item 1. – Business – Effecting our Initial Business Combination.”

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

We believe that the experience and capabilities of our management, our board of directors and our advisory board will make us an attractive partner to potential target businesses, enable us to pursue a broad range of opportunities, enhance our ability to complete a successful business combination and be accretive to our potential target business upon the completion of the Initial Business Combination. However, our management team’s experience and capabilities do not guarantee a successful Initial Business Combination. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our Initial Business Combination, and their expertise may only be of benefit to us until we complete our Initial Business Combination. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Acquisition Strategy

Our search was initially focused on creating a scalable digital financial media and investing platform. However, we may pursue an acquisition opportunity in any industry or sector, and will not limit our search to the financial services industry. We believe that many businesses could benefit from access to the public markets but have thus far been unable to access these markets due to a number of factors. We expect to utilize our management team’s experience in operating and leading a number of successful companies to achieve our objective.

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

We have not entered into any letter of intent or definitive agreement with Trefis, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we may merge with Trefis concurrent with the completion of our Initial Business Combination, we cannot provide any assurance that such a merger with Trefis will occur at all, even if we complete an Initial Business Combination with a target business, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an Initial Business Combination with only Trefis. In addition, we will likely not consummate a merger with Trefis if the target business with respect to our Initial Business Combination is not within the financial services industry or related sectors. If we pursue a merger with Trefis concurrent with our Initial Business Combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Trefis) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Trefis is fair to our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any merger with Trefis as are applicable to our Initial Business Combination described elsewhere in this Annual Report on Form 10-K. We will only complete a combination with Trefis, if at all, simultaneously with, or subsequent to, our Initial Business Combination. For the avoidance of doubt, the requirement that we complete our Initial Business Combination by June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time) does not apply to any potential combination with Trefis.

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

●	We are prioritizing businesses that exhibit attractive customer and financial metrics, including demonstrated revenue scale and growth and a clear path to profitability.

●	We are focusing on businesses with which we would have the ability to efficiently unlock revenue synergies, synergies of scale, and/or operational synergies.

●	We are focusing on businesses that have significant embedded or underexploited expansion opportunities or have been underinvested in by current owners.

●	We are focusing on businesses that have identifiable and implementable opportunities for value creation through acquisitions, capital investment in organic growth strategies, or generation of greater operating efficiencies.

●	We are focusing on businesses that can benefit from a public listing and access to the public capital markets and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our Initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our Initial Business Combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If we combine with Trefis concurrent with our Initial Business Combination, the fair market value of Trefis will not count toward satisfying the 80% test. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our Initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination; and
●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their Public Stock, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their Public Stock to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders and advisory board members have agreed, pursuant to written letter agreements with us, not to convert any Public Stock held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its Public Stock rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the Initial Business Combination as is required under the SEC’s proxy rules. If we seek stockholder approval of our Initial Business Combination, we will consummate our Initial Business Combination only if a majority of the issued and outstanding shares of Common Stock voted are voted in favor of the business combination.

Our insiders and advisory board members have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination, (2) not to convert any shares of Common Stock in connection with a stockholder vote to approve a proposed Initial Business Combination and (3) not sell any shares of Common Stock in any tender in connection with a proposed Initial Business Combination. As a result, and following the approval of the Extension Amendments, if we sought stockholder approval of a proposed transaction, we would not need any of our Public Stock to be voted in favor of the transaction in order to have such transaction approved.

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

Conversion/Tender Rights

At any meeting called to approve an Initial Business Combination, public stockholders may seek to convert their Public Stock, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our insiders and advisory board members have agreed, pursuant to written letter agreements with us, not to convert any Public Stock held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. If we hold a meeting to approve an Initial Business Combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell its Public Stock to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their Public Stock to us in the tender offer or remain an investor in our company.

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

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

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

Ability to Extend Time to Complete a Business Combination

Our amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”) provided that we had until December 17, 2022 to complete an Initial Business Combination; provided, however, that if we anticipated we may not be able to consummate an Initial Business Combination by December 17, 2022, we, by resolution of the board of directors if requested by our Sponsor, could extend the period of time to consummate an Initial Business Combination up to two times, each by an additional three months (up until June 17, 2023), subject to the deposit of additional funds into the Trust Account by our Sponsor or its affiliates or designees. On November 30, 2022, we held a special meeting of stockholders (the “November 2022 Extension Meeting”) to, among other things, approve an amendment to our Certificate of Incorporation to extend the date by which we must consummate an Initial Business Combination (the “Termination Date”) from December 17, 2022 to January 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2023, or a total of up to six months after the original Termination Date of December 17, 2022, unless the closing of the Initial Business Combination shall have occurred prior thereto (the “November 2022 Extension Amendment”). Our Sponsor agreed that if the November 2022 Extension Amendment was approved at the November 2022 Extension Meeting, it or one or more of its affiliates, members or third-party designees would lend to us up to $750,000 to be deposited into the Trust Account.

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2023 and 2022 was $750,000 and $125,000, respectively.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 12, 2023, we held a second special meeting of stockholders (the “June 2023 Extension Meeting”), at which the stockholders approved, among other things, (i) an amendment to our Certificate of Incorporation (the “June 2023 Extension Amendment”) to extend the Termination Date from June 17, 2023 to July 17, 2023, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month (or such shorter period as may be requested by the Sponsor) after July 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2023, or a total of up to six months after June 17, 2023, unless the closing of our Initial Business Combination shall have occurred prior thereto, and (ii) an amendment (the “Redemption Limitation Amendment”) to eliminate from the Certificate of Incorporation the limitation that we may not consummate any business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination. Following stockholder approval of the June 2023 Extension Amendment and the Redemption Limitation Amendment at the June 2023 Extension Meeting, on June 16, 2023, we filed the June 2023 Extension Amendment and the Redemption Limitation Amendment with the Delaware Secretary of State.

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2023 was $390,000.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of $6,721,794.56. Following such redemptions, $13,551,331.16 was left in the Trust Account and 1,265,429 shares of Public Stock remained outstanding.

On November 30, 2023, we held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “November 2023 Extension Amendment,” and together with the November 2022 Extension Amendment and the June 2023 Extension Amendment, the “Extension Amendments”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after December 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of our Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

In connection with the approval of the November 2023 Extension Amendment, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note,” and collectively with the First Extension Note and the Second Extension Note, the “Extension Notes”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $1,322,518. Following such redemptions, approximately $12,360,810 was left in the Trust Account and 1,143,123 shares of Public Stock remained outstanding.

Through the date of this report, we have effected drawdowns in the aggregate amount of $1,360,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

The issuance of each of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Stock and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Warrants will expire and holders of Warrants will receive nothing upon a liquidation with respect to such Warrants, and the Warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding Public Stock in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our Public Stock in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our Public Stock as soon as reasonably possible following the Termination Date (as may be extended), and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we are unable to consummate an Initial Business Combination and are forced to redeem 100% of our outstanding Public Stock for a portion of the funds held in the Trust Account, we anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our Public Stock. Our insiders and the advisory board members have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account and from the interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Each holder of Public Stock will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

Certificate of Incorporation

Our Certificate of Incorporation contains certain requirements and restrictions that apply to us until the consummation of our Initial Business Combination. If we hold a stockholder vote to amend any provisions of our Certificate of Incorporation relating to stockholders’ rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Stock, in connection with any such vote. Our insiders and advisory board members have agreed to waive any conversion rights with respect to any founder shares and any Public Stock they may hold in connection with any vote to amend amended and restated our certificate of incorporation. Specifically, our Certificate of Incorporation provides, among other things, that:

●	prior to the consummation of our Initial Business Combination, we shall either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the Trust Account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described herein;

●	we will consummate our Initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination;

●	if our Initial Business Combination is not consummated by June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the Trust Account to all of our public holders of shares of Common Stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our Initial Business Combination; and

●	prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination.

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

We may be required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) to have our internal control over financial reporting audited for the fiscal year ending December 31, 2024. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period exceed $1.0 billion or our total revenues exceed $1.235 billion or the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the Trust Account.

We have until June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time) to consummate our Initial Business Combination. We may not be able to find a suitable target business and consummate our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. We have no obligation to return funds to investors prior to such date unless we consummate our Initial Business Combination prior thereto or we seek to amend our Certificate of Incorporation prior to the consummation of our Initial Business Combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our Initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their shares of Common Stock or Warrants, potentially at a loss.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if we are unable to complete a business combination by June 17, 2024, our Certificate of Incorporation provides that we must cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to certain limitations described in our this Annual Report on Form 10-K. Accordingly, it is possible that we will consummate our Initial Business Combination even if no holders of our Public Stock approve of the business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

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

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until we complete our Initial Business Combination. If our expenses exceed our estimates, we will not have sufficient funds outside the Trust Account to cover our estimated expenses. In such event we would need to borrow additional funds from our Sponsor or from third parties to continue to operate. Our initial stockholders, officers and directors or their affiliates or our Sponsor may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our Initial Business Combination, or, at such lender’s discretion, the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant. However, our initial stockholders, officers and directors or their affiliates and our Sponsor are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our Initial Business Combination.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our Initial Business Combination by June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Stock for a pro rata portion of the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning on January 1, 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Stock in connection with an amendment to our Certificate of Incorporation or in connection with an Initial Business Combination may subject us to the Excise Tax unless one of the two exceptions above apply.

Any redemption or other repurchase that we make may be subject to the Excise Tax. Consequently, the value of our stockholder’s investment in our securities may decrease and the amount our stockholders may receive upon redemption may be negatively impacted as a result of the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our Initial Business Combination, (ii) the structure of our Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with our Initial Business Combination (or otherwise issued not in connection with our Initial Business Combination but issued within the same taxable year of our Initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available for a stockholder redemption, could cause a reduction in the cash available to complete an Initial Business Combination, and could have an adverse effect on our ability to complete an Initial Business Combination.

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

In addition, we will likely not consummate a business combination with Trefis if the target business with respect to our Initial Business Combination is not within the financial services industry and adjacent industries, including financial media, brokerage, banking, investing and wealth management sectors. If we pursue a business combination with Trefis concurrent with our Initial Business Combination, a committee of our disinterested directors will negotiate the terms and conditions of such business combination (including the valuation of Trefis) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed business combination with Trefis is fair to our company and our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any business combination with Trefis as are applicable to our Initial Business Combination. We will only complete a combination with Trefis, if at all, simultaneously with, or subsequent to, our Initial Business Combination. For the avoidance of doubt, the requirement that we complete our Initial Business Combination prior to the Termination Date does not apply to any potential combination with Trefis.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our Initial Business Combination transaction with us.

We may be unable to consummate an Initial Business Combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the Public Stock to receive a pro rata share of the Trust Account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our Initial Business Combination that we have a certain amount of cash available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an Initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until June 17, 2024 in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We have not held an annual meeting of stockholders to date, and it is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination. Accordingly, we are not currently and may not in the future be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

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

There are no assurances that the Extension Amendments will enable us to complete an Initial Business Combination.

We can provide no assurances that an Initial Business Combination will be consummated prior to June 17, 2024. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In connection with the votes to approve the Extension Amendments, the holders of an aggregate of 10,356,877 shares of our Public Stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $106.0 million since the Company’s inception. We will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if an Initial Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Stock on the open market. The price of our Public Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Stock at favorable prices, or at all.

The SEC has adopted rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination.

On January 24, 2024, the SEC adopted final rules (the “SPAC Final Rules”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules will become effective on July 1, 2024. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views expressed in the SPAC Final Rules, may increase the costs of negotiating and completing an Initial Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an Initial Business Combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our shares are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Stock. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Rights and Public Warrants will expire worthless.

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

In the adopting release for the SPAC Final Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

We have in the past instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash, and we could do so again in the future. As a result of any such liquidation, we may receive less interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or in cash. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account. Although we subsequently reinvested such funds in marketable securities, we could instruct the trustee to liquidate the securities held in the Trust Account again in the future. As a result of any such liquidation, we may receive less interest, if any, on the funds held in the Trust Account than if the assets in the Trust Account had remained in U.S. government securities or money market funds. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our liquidation of the securities held in the Trust Account and the holding of all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our Initial Business Combination.

We have until June 17, 2024 (if we extend the period of time to consummate a business combination by the full amount of time) to complete our Initial Business Combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement. In the event we do not consummate our Initial Business Combination within this time period, or securities could be subject to delisting,

Pursuant to IM-5101-2(b) of the Nasdaq Listing Rules, we must consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement, or by September 14, 2024. If we do not consummate an Initial Business Combination by September 14, 2024, Nasdaq may issue a Staff Delisting Determination under Rule 5810 to delist our securities. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences. See “Item 1A. – Risk Factors – Nasdaq may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

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

Compliance with the Sarbanes-Oxley Act requires substantial financial and management resources and may increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

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

Provisions in our Certificate of Incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

RISKS RELATING TO OUR SPONSOR, MANAGEMENT TEAM AND DIRECTORS

Our insiders, officers, directors and advisory board members, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders, officers, directors and advisory board members collectively beneficially own approximately 72% of our issued and outstanding shares of Common Stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, directors and advisory board members have agreed to vote the shares of Common Stock owned by them immediately before the Initial Public Offering as well as any shares of Common Stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

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

We may reimburse our insiders, officers, directors, advisory board members or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, that, to the extent such expenses exceed the available proceeds not deposited in the trust, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination. In addition, pursuant to our Certificate of Incorporation and Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Certificate of Incorporation and under Delaware law. In the event that we reimburse our insiders, officers, directors, advisory board members or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors pursuant to our Certificate of Incorporation, Delaware law, or the indemnity agreements that we have entered into with them, we would use funds available to us outside of the Trust Account. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our Initial Business Combination.

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

In addition, our Sponsor purchased 10,900,000 Private Placement Warrants at a purchase price of $0.50 per Warrant, or $5,450,000 in the aggregate. Our insiders and advisory board members have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2023, there were 84,015,211 authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the Rights, Private Placement Warrants and Public Warrants). Although we had no commitment as of December 31, 2023, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our Initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

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

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding Warrants (including the Private Placement Warrants) in order to make any change that adversely affects the interests of the registered holders; provided, however that an exchange offer made to both the Public Warrants and the Private Placement Warrants on the same terms will not constitute an amendment requiring consent of any Warrant holder.

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

Nasdaq may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

The Company has identified material weaknesses in its internal control over financial reporting. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.

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

During the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company identified a material weakness in its internal control over financial reporting related to its Trust Account withdrawals. In 2023, the Company withdrew $898,940 of interest and dividend income earned in the Trust Account, which was restricted for payment of the Company’s tax liabilities as provided in the Company’s Certificate of Incorporation. During the year ended December 31, 2023, a portion of these funds was inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the investment management trust agreement between Continental Stock Transfer & Trust Company and the Company. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements.

We may require public stockholders who wish to convert their shares of Common Stock in connection with a vote of stockholders on a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed Initial Business Combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed business combination, to demand that we convert his or her shares of Common Stock into a share of the Trust Account. We may require public stockholders seeking to convert their shares in connection with a stockholder vote on a proposed business combination, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days on the Initial Business Combination (a tender of shares is always required in connection with a tender offer). In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s Certificate of Incorporation or bylaws or (iv) any action asserting a claim against the Corporation, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Furthermore, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our outstanding Warrants may have an adverse effect on the market price of our shares of Common Stock and make it more difficult to effect a business combination.

We have issued Public Warrants that may result in the issuance of up to 5,750,000 shares of Common Stock as part of the Units issued in the Initial Public Offering, and Private Placement Warrants that may result in the issuance of an additional 5,450,000 shares of Common Stock. The potential for the issuance of a substantial number of additional shares upon exercise of the Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Warrants, when exercised, will increase the number of issued and outstanding shares of Common Stock and reduce the value of the shares issued to complete the business combination. Accordingly, our Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these Warrants are exercised, you may experience dilution to your holdings.

If our insiders exercise their registration rights, it may have an adverse effect on the market price of our shares of Common Stock and the existence of these rights may make it more difficult to effect our Initial Business Combination.

Our insiders and advisory board members are entitled to make a demand that we register the resale of the founder shares (a total of 2,875,000 shares) at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our Sponsor is entitled to demand that we register the resale of the 5,450,000 shares of Common Stock underlying the Private Placement Warrants and any securities our Sponsor may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our Initial Business Combination or increase the cost of consummating our Initial Business Combination with the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since our Initial Public Offering, our sole business activity has been to search for and select a prospective acquisition candidate. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third-party service providers, we parties may be subject to attacks on or security breaches in our or such third parties’ systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of such third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident, our management will report to the board of directors and provide updates on its plan for addressing and mitigating any risks associated with such incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, shares of Common Stock, Warrants and Rights are listed on Nasdaq under the symbols “WINVU,” “WINV,” “WINVW” and “WINVR,” respectively.

Holders

The number of holders of record does not include a substantially greater number of “street name” holders, or beneficial holders whose Units, shares of Common Stock, Warrants and Rights are held of record by banks, brokers and other financial institutions. As of April 12, 2024, there were 17 holders of record of our shares of Common Stock. As of such date, all of our Units and Rights were held in street name, and, aside from WinVest SPAC LLC, all of our Warrants were held in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On September 17, 2021, pursuant to our Initial Public Offering, we sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000, and we sold an additional 1,500,000 Units for a total of $15,000,000 upon the exercise in full of the over-allotment option on September 23, 2021. Each Unit consists of one share of Common Stock, one Right and one Public Warrant. Each Right entitles the holder thereof to receive one-fifteenth (1/15) of one share of Common Stock upon the consummation of an Initial Business Combination. Each redeemable Public Warrant entitles the holder to purchase one half (1/2) of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-258920). The registration statement became effective on September 14, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 10,000,000 Private Placement Warrants to our sponsor at a purchase price of $0.50 per Warrant, or $5,000,000 in the aggregate. In connection with the exercise of the underwriters’ over-allotment option on September 23, 2021, we consummated a sale of an additional 900,000 Private Placement Warrants to our sponsor in a private placement for an additional $450,000 in gross proceeds, resulting in total gross proceeds from the sales of $5,450,000. The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act as the transactions did not involve a public offering. The Private Placement Warrants are identical to the Public Warrants.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of securities in the Private Placement, $116,150,000 was placed in the Trust Account, including a portion of the proceeds we received from the purchases of Private Placement Warrants equal to $3,450,000.

We paid a total of $2,300,000 in underwriting discounts and commissions and $523,969 for other costs and expenses related to the Initial Public Offering.

In connection with the Extension Amendments, the holders of an aggregate of 10,356,877 shares of our Public Stock have properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $106 million. Following such redemptions, 1,143,123 shares of our Public Stock remained outstanding, and at December 31, 2023, approximately $12.5 million was left in the Trust Account.

We will likely use substantially all of the remainder of the net proceeds of the Initial Public Offering and the Private Placement, including the funds held in the Trust Account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including the deferred underwriting discounts and commissions payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the Initial Public Offering upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

In connection with the approval of the November 2022 Extension Amendment, on December 5, 2022, we issued the First Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2023 was $750,000.

In connection with the approval of the June 2023 Extension Amendment, on June 13, 2023, we issued the Second Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2023 was $390,000.

In connection with the approval of the November 2023 Extension Amendment, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

Through the date of this report, we have effected aggregate drawdowns of $1,360,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

The issuance of each of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information on a monthly basis for the quarter ended December 31, 2023, with respect to our purchase of equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	-	-	-	-
November 1, 2023 to November 30, 2023	122,306	$10.81	-	-
December 1, 2023 to December 31, 2023	-	-	-	-

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Common Stock issued as part of the units sold in our Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1.3 million. Following such redemptions, 1,143,123 shares of our Public Stock remained outstanding and, as of December 31, 2023, approximately $12.4 million was left in the Trust Account.

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

As of December 31, 2023 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2023 related to our formation, raising funds through our Initial Public Offering and identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2023 and 2022 was $750,000 and $125,000, respectively.

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Common Stock issued as part of the Units (as defined below) sold in our Initial Public Offering (“Public Stock”) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2023 was $390,000.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $6,721,795. Following such redemptions, $13,551,331 was left in the Trust Account and 1,265,429 shares of Public Stock remained outstanding.

On November 30, 2023, we held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “November 2023 Extension Amendment”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after December 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of our Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note,” and collectively with the First Extension Note and the Second Extension Note, the “Extension Notes”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, approximately $12,360,810 was left in the Trust Account and 1,143,123 shares of Public Stock remained outstanding.

Through the date of this report, we have effected drawdowns of $1,360,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

If we are unable to consummate an Initial Business Combination within the allotted time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding Public Stock for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses), and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Rights (as defined below) and Public and Private Placement Warrants will expire and will be worthless.

Results of Operations and Known Trends or Future Events

All activities through December 31, 2023, were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the marketable securities held in the Trust Account in August 2023, we generated dividend income on such marketable securities. Subsequent to December 31, 2023 but prior to the issuance of this report, we reinvested cash held in the Trust Account into marketable securities in order to generate dividend income. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the year ended December 31, 2023, our net loss was $1,147,608 and expenses from operating activities were $1,764,719, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $37,946 in our operating bank account and a working capital deficit of $2,717,064. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of December 31, 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of December 31, 2023. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 13, 2023, we issued the Second Extension Note to our Sponsor in the principal amount of $390,000. During 2023, we effected drawdowns of $390,000 under the Second Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from June 17, 2023 to December 17, 2023.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $6,721,795.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, 1,143,123 shares of Public Stock remained outstanding.

As of December 31, 2023, we had cash held in the Trust Account of approximately $12.5 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $270,700 under the October 2023 Promissory Note through the date of this filing.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, we had not commenced any operations. All activity for the fiscal years ended December 31, 2023 and 2022 relates to identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until June 17, 2024 to consummate our Initial Business Combination, which is 33 months from the closing of our Initial Public Offering. We may not be able to consummate our Initial Business Combination by June 17, 2024.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation as well from our current available funds outside the Trust Account, including the approximate amount of $921,500 still available to us under the October 2023 Promissory Note. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2023, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management has determined that the Company has no critical accounting estimates.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this update are effective for fiscal years beginning after December 15, 2023 for public business entities. Early adoption is permitted. We do not expect to early adopt this ASU. We are currently evaluating the impact of adopting this guidance on our balance sheets, results of operations and cash flows.

ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. We do not expect to early adopt this ASU. We are currently evaluating the impact of adopting this guidance on our balance sheets, results of operations and cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the investment management trust agreement and incorrectly filing income taxes in the state of Delaware.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, it has expanded and improved its review process for identifying in which jurisdictions the Company should file its income tax returns. Management plans to further improve this process by reviewing The Internal Revenue Code and engaging third-party professionals with whom to consult regarding tax decisions. Additionally, the Company has expanded and improved its review process of the investment management trust agreement to ensure future compliance in respect to withdrawals for tax obligations.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Manish Jhunjhunwala	46	Chief Executive Officer, Chief Financial Officer and Director
Mark H. Madden	66	Chief Strategy Officer and Director
Alok R. Prasad	56	Head of Growth and Director
Lawrence S. Kramer	73	Director
Edward J. McGowan	53	Director
Dr. Alex Pentland	72	Director
Martin Schmidt	64	Director
Barrie R. Zesiger	78	Director

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

Lawrence S. Kramer

Mr. Kramer has served as a director and Chairman of the Board since September 14, 2021. He is a seasoned media executive, entrepreneur and journalist. Mr. Kramer has served as director of Advance Local, one of the largest media groups in the United States, since 2020. Prior to his service as a director of Advance Local, Mr. Kramer served as director of several public companies, including Discovery Communications, MDC Partners (March 2016 to June 2019), Gannett Corp. (July 2015 to August 2019) and TheStreet, Inc. (October 2015 to August 2019), where he served as Chairman of the Board and, in 2016, as Acting Chief Executive Officer. Previously, he served as President and Publisher of USA Today from April 2012 to July 2015. Before joining USA Today, Mr. Kramer served as Adjunct Professor of Media Management at Syracuse University from January 2010 to May 2012. Prior to this, he served as Senior Advisor for Polaris Venture Partners, a venture capital firm, from July 2007 to January 2010, where he advised the firm on digital media investments. From 2005 to 2008, Mr. Kramer worked for CBS Corp., first as inaugural president of CBS Digital Media and then as a consultant. From 1994 to 2005, he served as Chairman and Chief Executive Officer of Marketwatch.com, which he co-founded and took public. Mr. Kramer served as Vice President of Marketing and News for Data Broadcast Corp from 1992 to 1994, following its acquisition of DataSport, Inc., which Mr. Kramer founded in 1991. From 1974 to 1990 he was a reporter and senior editor at The San Francisco Examiner and The Washington Post. He is currently Vice Chairman of the Board of Trustees of Syracuse University and served on the board of Harvard Business Publishing from April 2004 until September 2023. He received a BS from Syracuse University and an MBA from Harvard University. We believe Mr. Kramer’s extensive executive leadership experience and media industry expertise, together with his public company board experience, makes him well-qualified to serve on our board of directors.

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

Dr. Alex Pentland

Dr. Pentland has served as a director since September 14, 2021. He has served as a professor at MIT since 1987, with appointments in MIT Sloan School of Business, MIT Institute for Data, Systems, and Society and MIT School of Architecture and Planning. Since 1995, Dr. Pentland has served as the Toshiba Professor of Media, Arts and Sciences. He founded and currently directs the MIT Connection Science initiative, a program that pioneered computational social science, using big data and artificial intelligence to gain insight into human society. He currently co-chairs the Institute of Electrical and Electronics Engineers (IEEE) Council on Extended Intelligence and serves on the board of the UN’s Global Partnership for Sustainable Development Data. Prior to joining the MIT faculty, Dr. Pentland served as Industrial Lecturer in Computer Science at Stanford University from 1983 to 1987 and as Senior Computer Science at SRI International, AI Center from 1982 to 1987. Dr. Pentland is one of the most-cited authors in computer science. He has authored numerous publications and has filed over one dozen patents in artificial intelligence, sensing and digital networking. In addition to his academic work, he is also an entrepreneur, and has founded companies including ginger.io, Riffanalytics.ai and Endor.com. He received a BS from the University of Michigan and a Ph.D. from MIT. We believe Dr. Pentland’s significant expertise in computer science and his extensive leadership experience, including as founder of numerous data-driven companies, makes him well-qualified to serve on our board of directors.

Martin Schmidt

Mr. Schmidt has served as a director since September 14, 2021. He has served as president of Rensselaer Polytechnic Institute (“RPI”) since July 2022. Prior to joining RPI, Mr. Schmidt served as Provost of MIT from February 2014 to July 2022. Mr. Schmidt was a member of the MIT faculty from 1988 to July 2022, and he was appointed as the Ray and Maria Stata Professor of Electrical Engineering and Computer Science in 2016. His teaching and research is in the areas of micro and nanofabrication of sensors, actuators and electronic devices; microelectromechanical systems; design of micromechanical sensors and actuators; and micro/nanofabrication technology. He is the co-author of more than 80 journal publications and 120 peer-reviewed conference proceedings. He is also an inventor on more than 30 issued U.S. patents. Mr. Schmidt is active in consulting with industry in the commercialization of technology. His research group has transferred a number of new technologies to industry, and he has co-founded or has been the co-inventor of the core technology of six start-up companies. Mr. Schmidt received a BS from the Rensselaer Polytechnic Institute and SM and PhD degrees from the Massachusetts Institute of Technology. We believe Mr. Schmidt’s exceptional expertise in technological innovation and development, together with his experience advising and consulting start-up companies, makes him well-qualified to serve on our board of directors.

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

Jeff Chow

Mr. Chow has served as a member of our advisory board since September 14, 2021. Mr. Chow has over 25 years of experience leveraging highly disruptive technologies to build scaled customer centric products. He is currently Chief Product and Technology Officer for Miro, where he provides real-time visual collaborative tools to enterprise organizations. Prior to Miro, he served as CEO at InVisionApp Inc., SVP Product at Jobcase, Inc., Head of Product at TripAdvisor, Inc. and Lead Product Manager at Google Play Newsstand, a division of Google LLC. Mr. Chow was the co-founder of several consumer and mobile ventures, including Third Screen Media (acquired by AOL) and Springpad (acquired by Google).

John DiBacco

Mr. DiBacco has served as a member of our advisory board since September 14, 2021. He recently joined Clear Street to help build its derivatives business. Prior to this role, he was Asset Class Head at Chicago Trading Company where he helped create an automated corporate bond trading platform. Before this, he was a senior member of the Management Committee at Virtu Financial, Inc. (“Virtu”), responsible for exchange traded funds and equity trading. Prior to Virtu’s acquisition of KCG Holdings, Inc. (“KCG”) in July 2017, Mr. DiBacco was the Global Head of Equity Trading at KCG. He began his career at UBS Investment Bank, a division of UBS Group AG, where he spent 14 years in many capacities responsible for several U.S. and global trading businesses. He is currently a board member of the Miami Options Exchange.

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

Robert C. Pozen

Mr. Pozen has served as a member of our advisory board since September 14, 2021. Mr. Pozen currently serves as a director of AMC, a division of the International Finance Corporation, a senior lecturer at MIT Sloan School of Management, Chairman of the Advisory Board of Agility, Chairman of the Leadership Council of the Tax Policy Center, and as trustee of the IFRS Foundation. Mr. Pozen previously served as a director of several public companies, including Nielsen Holdings plc (2010 to May 2021), Medtronic plc (2004 to December 2018) and BCE Inc. (2002 to 2010). From July 2010 to December 2011, Mr. Pozen was Chairman Emeritus of MFS Investment Management. Prior to that, he was Chairman of MFS Investment Management from February 2004 to June 2010. In 2003, he served as Secretary of Economic Affairs for the Commonwealth of Massachusetts. Mr. Pozen was also the John Olin Visiting Professor, Harvard Law School from 2002 to 2004 and the Chairman of the SEC Advisory Committee on Improvements to Financial Reporting from 2007 to 2008. From 1987 through 2001, Mr. Pozen worked for Fidelity Investments in various capacities, serving as President of Fidelity Management and Research Co. from 1997 through 2001. He received a BA from Harvard College and a JD from Yale Law School.

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

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of eight members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Madden, McGowan and Pentland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kramer and Schmidt, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Jhunjhunwala and Prasad and Ms. Zesiger, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Messrs. Kramer, McGowan, Pentland and Schmidt and Ms. Zesiger are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2) and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Family Relationships

There are no family relationships among any of our officers or directors.

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

Audit Committee

Our audit committee consists of Messrs. McGowan and Schmidt and Ms. Zesiger, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Mr. McGowan is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McGowan qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

Our compensation committee consists of Messrs. McGowan and Kramer, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Mr. Kramer is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Nasdaq Listing Rule 5605, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will be exclusively comprised of our independent directors, in accordance with Nasdaq Listing Rule 5605. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 15, 2024, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 4,018,123 shares of Common Stock outstanding at April 15, 2024. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. This table excludes any shares of Common Stock issuable upon exercise of the Company’s warrants, as such warrants are not exercisable within 60 days of April 15, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Manish Jhunjhunwala	53,576	1.3%
Mark H. Madden	28,000	*
Alok R. Prasad	28,000	*
Lawrence S. Kramer	28,000	*
Edward J. McGowan	28,000	*
Dr. Alex Pentland	28,000	*
Martin Schmidt	28,000	*
Barrie R. Zesiger	—	—
All current directors and executive officers as a group (eight individuals)	221,576	5.5%
Certain Stockholders:
WinVest SPAC LLC(2)	2,537,424	63.1%
Jeff LeBlanc(3)	2,565,424	63.8%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of our stockholders listed is C/O WinVest Acquisition Corp., 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140.

(2)	Consists of shares owned by WinVest SPAC LLC, our Sponsor. Jeff LeBlanc, one of our founders, is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Consists of 2,537,424 shares owned by our Sponsor and 28,000 shares held directly by Mr. LeBlanc. Mr. LeBlanc is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares owned by our Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares of Common Stock for an aggregate price of $25,000 (the “Founder Shares”), of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our Sponsor would own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on September 23, 2021, no Founder Shares were subject to forfeiture.

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

Private Placement Warrants

Our Sponsor purchased from us an aggregate of 10,900,000 Private Placement Warrants at a sale price of $0.50 per Warrant, or $5,450,000 in the aggregate, in the Private Placement that closed simultaneously with the closing of the Initial Public Offering and the subsequent over-allotment. A portion of the proceeds we received from the purchase equal to $3,450,000 was placed in the Trust Account so that at least $10.10 per share sold to the public in the Initial Public Offering is held in trust.

Related Party Advances

In order to finance transaction costs in connection with an Initial Business Combination, the sponsor advanced funds to us totaling $220,317. As of December 31, 2023, no amounts were outstanding under such advances.

Promissory Notes - Related Party

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of December 31, 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate our Initial Business Combination. Our Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of our Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination, and otherwise on the terms of the Private Placement Warrants. No such conversions have yet occurred.

On December 5, 2022, we issued the First Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2023 was $750,000.

On June 13, 2023, we issued the Second Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2023 was $390,000.

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $270,700 under the October 2023 Promissory Note through the date of this filing.

On December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2023 and 2022, fees billed by Marcum for professional services rendered were $135,929 and $141,738, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

The SEC requires that before our independent registered public accounting firm is engaged by us to render any audit or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee; provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the above services and fees for 2023 and 2022 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, 2021 by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officer, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Amendment No. 1 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.4	Amendment No. 2 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.5	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.6	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.7	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.8	Amendment No. 1 to Promissory Note, dated March 27, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed with the SEC on April 15, 2022)

10.9	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.10	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.12	Promissory Note dated December 5, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

10.13	Promissory Note dated June 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.14	Promissory Note, dated October 31, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023)

10.15	Promissory Note dated December 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.16†	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	XBRL Inline Instance Document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2024

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

Name	Title	Date

/s/ Manish Jhunjhunwala	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 15, 2024
Manish Jhunjhunwala

/s/ Mark H. Madden	Chief Strategy Officer, Director	April 15, 2024
Mark H. Madden

/s/ Alok R. Prasad	Head of Growth, Director	April 15, 2024
Alok R. Prasad

/s/ Lawrence S. Kramer	Director	April 15, 2024
Lawrence S. Kramer

/s/ Edward J. McGowan	Director	April 15, 2024
Edward J. McGowan

/s/ Alex Pentland	Director	April 15, 2024
Dr. Alex Pentland

/s/ Martin Schmidt	Director	April 15, 2024
Martin Schmidt

/s/ Barrie R. Zesiger	Director	April 15, 2024
Barrie R. Zesiger

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINVEST ACQUISITION CORP.

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

WinVest Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WinVest Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 17, 2024, or make monthly deposits into Company’s trust account and obtain board approval to extend the business combination deadline by an additional two months through June 17, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to April 17, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond April 17, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021

Marlton, New Jersey
April 15, 2024

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$37,946	$88,247
Tax receivable	99,814	-
Prepaid expenses, short-term portion	133,117	277,776
Total current assets	270,877	366,023

Cash and marketable securities held in Trust Account	12,453,412	19,571,562
Total assets	12,724,289	19,937,585

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	991,998	382,872
Income tax payable	189,000	314,000
Excise tax payable	80,443	-
Related party payables	225,000	107,000
Extension note, related party	1,195,000	125,000
Promissory note, related party	306,500	-
Total current liabilities	2,987,941	928,872
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	7,012,941	4,953,872

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 1,143,123 and 1,893,113 shares outstanding at redemption values of $10.89 and $10.34 per share as of December 31, 2023 and 2022, respectively	12,453,412	19,571,562

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding(excluding 1,143,123 and 1,893,113 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,742,352)	(4,588,137)
Total stockholders’ deficit	(6,742,064)	(4,587,849)
Total liabilities and stockholders’ deficit	$12,724,289	$19,937,585

The accompanying notes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Operating expenses:	$1,764,719	$1,321,875
Loss from operations	(1,764,719)	(1,321,875)

Other income:
Interest income	756,539	1,409,243
Interest expense	(7,428)	-
Total other income	749,111	1,409,243

Income (Loss) before income taxes	(1,015,608)	87,368
Provision for income taxes	(132,000)	(314,000)

Net loss	$(1,147,608)	$(226,632)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,535,014	1,898,300
Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.40)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2022	2,875,000	$288	$-	$(2,939,229)	$(2,938,941)
Remeasurement of common stock to redemption value	-	-	-	(1,422,276)	(1,422,276)
Net loss	-	-	-	(226,632)	(226,632)
Balance, December 31, 2022	2,875,000	288	-	(4,588,137)	(4,587,849)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Remeasurement of common stock to redemption value	-	-	-	(926,164)	(926,164)
Excise tax payable	-	-	-	(80,443)	(80,443)
Net loss	-	-	-	(1,147,608)	(1,147,608)
Balance, December 31, 2023	2,875,000	288	-	(6,742,352)	(6,742,064)

The accompanying notes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,147,608)	$(226,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(755,104)	(1,409,243)
Changes in operating assets and liabilities:
Changes in taxes receivable	(99,814)	-
Changes in prepaid expenses	144,659	392,521
Changes in accounts payable and accrued expenses	609,126	288,112
Changes in taxes payable	(125,000)	314,000
Changes in related party payables	118,000	107,000
Net cash used in operating activities	(1,255,741)	(534,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(1,070,000)	(125,000)
Withdrawal of interest from Trust Account to pay taxes	898,940	114,583
Cash withdrawn from Trust Account in connection with redemption	8,044,313	98,000,714
Net cash provided by (used in) investing activities	7,873,253	97,990,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	306,500	125,000
Proceeds from extension note - related party	1,070,000	-
Redemption of common stock	(8,044,313)	(98,000,714)
Net cash (used in) provided by financing activities	(6,667,813)	(97,875,714)

NET CHANGE IN CASH	(50,301)	(419,659)
Cash - Beginning of period	88,247	507,906
Cash - End of period	$37,946	$88,247

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$926,164	$1,422,276
Cash remitted to Trust Account for term extension	$-	$125,000
Excise tax payable	$80,443	$-

The accompanying notes are an integral part of these condensed financial statements.

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

As of December 31, 2023, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2023 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), and search for an Initial Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $6,721,795. Following such redemptions, $13,551,331 was left in Trust Account and 1,265,429 Public Shares remained outstanding.

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

On November 30, 2023, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “November 2023 Extension Amendment”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after December 17, 2023, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of the Company’s Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, 1,143,123 Public Shares remained outstanding.

Following the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $1,360,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, and four drawdowns under the Third Extension Notes (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to April 17, 2024. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination. As of December 31, 2023 and 2022, $1,195,000 and $125,000, respectively, was outstanding under the Extension Notes.

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

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $80,443 of excise tax liability calculated as 1% of shares redeemed.

Use of Funds Restricted for Payment of Taxes

In October and December 2023, the Company withdrew $349,089 and $240,000, respectively, of interest and dividend income earned in the Trust Account. Such amounts were restricted for payment of the Company’s tax liabilities as provided in the Company’s charter. During the fourth quarter of 2023, approximately $190,000 of these funds were inadvertently used for the payments of general operating expenses. These funds were replenished to the Company’s operating account by the Sponsor on April 12, 2024 in the form of a working capital loan.

Going Concern

As of December 31, 2023, the Company had $37,946 in its operating bank account and a working capital deficit of $2,717,064. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the year ended December 31, 2023, the Company had a net loss of $1,147,608 and expenses from operating activities were $1,764,719, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below) and the October 2023 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering. All activity for the year ended December 31, 2023 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until April 17, 2024, which can be extended to June 17, 2024, assuming the extension requirements are met, to consummate the Initial Business Combination. The Company will not be able to consummate an Initial Business Combination by April 17, 2024. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying audited condensed financial statements have been prepared and presented in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. In the opinion of management, these audited condensed financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company, and the adjustments are of a normal and recurring nature.

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

Use of Estimates

The preparation of audited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in cash. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the Company’s IPO Registration Statement, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account. Subsequent to December 31, 2023, the Company reinvested such funds in marketable securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination by the Termination Date (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent the consummation of an Initial Business Combination by the Termination Date, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ deficit. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are effected by charges against additional paid-in capital and accumulated deficit.

Public and Private Placement Warrants

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account at December 31, 2023	$12,453,412	$12,453,412	$-	$-

Cash and marketable securities held in Trust Account at December 31, 2022	$19,571,562	$19,571,562	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the year ended December 31, 2023.

The loss per share presented in the statement of operations is based on the following:

For the Year Ended December 31, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(1,147,608)
Denominator:
Weighted-average shares outstanding	1,535,014	2,875,000
Basic and diluted net loss per share	$-	$(0.40)

For the Year Ended December 31, 2022

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	-	(226,632)
Denominator:
Weighted-average shares outstanding	1,898,300	2,875,000
Basic and diluted net income (loss) per share	$0.00	$(0.08)

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

ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

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

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the March 2021 Promissory Note as of December 31, 2022. Through December 31, 2023, the Company effected drawdowns of $300,000 under the March 2021 Promissory Note. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the March 2021 Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the March 2021 Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or December 31, 2023, management has not recorded any such adjustment to the Company’s financial statements.

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. Through December 31, 2023, the Company effected drawdowns of $6,500 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of December 31, 2023 and 2022 was $750,000 and $125,000, respectively.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into Private Warrants to purchase shares of the Company’s common stock at a conversion price of $0.50 per Private Warrant. Such Private Warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2023 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2023 was $55,000.

Through the date of this report, the Company has effected drawdowns of an aggregate of $1,360,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the First and Second Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or December 31, 2023, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of December 31, 2023, $225,000 is owed to the Sponsor under this agreement.

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

As of December 31, 2023 and 2022, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of December 31, 2023 and 2022.

Common Shares Subject to Possible Redemption

Balance, December 31, 2021	116,150,000
Remeasurement of common stock subject to possible redemption	1,422,276
Redemption of common stock	(98,000,714)
Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	1,070,000
Remeasurement of common stock subject to possible redemption	755,103
Taxes withdrawn from Trust Account	(898,940)
Redemption of common stock	(8,044,313)
Balance, December 31, 2023	12,453,412

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of December 31, 2023 and 2022.

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

NOTE 8 – INCOME TAXES

The income tax provision for the years ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Current:
U.S. federal	$131,500	$241,000
State and local	500	73,000
	132,000	314,000
Deferred:
U.S. federal	(257,000)	(222,850)
State and local	-	(67,100)
	(257,000)	(289,950)
Change in valuation allowance	257,000	289,950
Provision for income taxes	$132,000	$314,000

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	0.0%	6.3%
Change in state rate	(6.3)%	0.00%
Change in valuation allowance	(1.7)%	338.1%
Effective rate	13.0%	359.1%

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	2023	2022
Deferred tax asset:
Net operating losses	$-	$-
Organization costs/startup costs	633,000	376,000
Total deferred tax asset	633,000	376,000
Less valuation allowance	(633,000)	(376,000)
Net deferred income tax liability	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $633,000 and $376,000 was required as of December 31, 2023 and 2022, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased to $257,000 and $289,950 for the years ended December 31, 2023 and 2022, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S. and Massachusetts jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Note Drawdowns

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, and the issuance of the Third Extension Note, on January 17, 2024, the Company effected the second drawdown of $55,000 under the Third Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from January 17, 2024, to February 17, 2024. On February 14, 2024, the Company effected the third drawdown of $55,000 under the Third Extension Note and caused our Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from February 17, 2024, to March 17, 2024. On March 15, 2024, the Company effected the fourth drawdown of $55,000 under the Third Extension Note and caused our Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from March 17, 2024, to April 17, 2024. Through the date of this report, we have effected drawdowns of $1,360,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

On April 12, 2024, the Company made a drawdown of $192,200 on the October 2023 Promissory Note to replenish the Company’s operating account for funds to be used for tax obligations previously withdrawn from the Trust Account and inadvertently used for payments of general operating expenses.

Trust Extension

On April 12, 2024, the Company announced the extension of the Termination Date from April 17, 2024 to May 17, 2024.

