Form 10-Q
period 2024-03-31
WinVest Acquisition Corp.
filed 2024-05-21
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 21, 2024, the Registrant had 4,018,123 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$50,121	$37,946
Tax receivable	-	99,814
Prepaid expenses, short-term portion	157,750	133,117
Total current assets	207,871	270,877

Cash held in Trust Account	12,715,682	12,453,412
Total assets	12,923,553	12,724,289

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	1,006,707	991,998
Income tax payable	213,000	189,000
Excise tax payable	80,443	80,443
Related party payables	255,000	225,000
Extension note, related party	1,360,000	1,195,000
Promissory note, related party	378,500	306,500
Total current liabilities	3,293,650	2,987,941
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	7,318,650	7,012,941

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 1,143,123 shares outstanding at redemption values of $11.12 and $10.89 per share as of March 31, 2024 and December 31, 2023, respectively	12,715,682	12,453,412

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 1,143,123 shares subject to possible redemption as of March 31, 2024 and December 31, 2023)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(7,111,067)	(6,742,352)
Total stockholders’ deficit	(7,110,779)	(6,742,064)
Total liabilities and stockholders’ deficit	$12,923,553	$12,724,289

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating expenses:	$225,101	$569,578
Loss from operations	(225,101)	(569,578)

Other income:
Interest income	142,655	209,051
Total other income	142,655	209,051

Loss before income taxes	(82,446)	(360,527)
Provision for income taxes	(24,000)	(44,000)

Net loss	$(106,446)	$(404,527)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,143,123	1,893,113
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.04)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Remeasurement of common stock to redemption value	-	-	-	(434,200)	(434,200)
Net loss	-	-	-	(404,527)	(404,527)
Balance, March 31, 2023	2,875,000	288	-	(5,426,864)	(5,426,576)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,875,000	$288	$-	$(6,742,352)	$(6,742,064)
Remeasurement of common stock to redemption value	-	-	-	(262,269)	(262,269)
Net loss	-	-	-	(106,446)	(106,446)
Balance, March 31, 2024	2,875,000	288	-	(7,111,067)	(7,110,779)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,446)	$(404,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(137,319)	(209,051)
Changes in operating assets and liabilities:
Changes in taxes receivable	99,814	-
Changes in prepaid expenses	(24,633)	47,125
Changes in accounts payable and accrued expenses	14,709	190,403
Changes in taxes payable	24,000	44,000
Changes in related party payables	30,000	28,000
Net cash used in operating activities	(99,875)	(304,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(165,000)	(375,000)
Withdrawal of interest from Trust Account to pay taxes	40,050	149,851
Cash withdrawn from Trust Account in connection with redemption	-	-
Net cash provided by (used in) investing activities	(124,950)	(225,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	72,000	123,000
Proceeds from extension note - related party	165,000	375,000
Redemption of common stock	-	-
Net cash (used in) provided by financing activities	237,000	498,000

NET CHANGE IN CASH	12,175	(31,199)
Cash - Beginning of period	37,946	88,247
Cash - End of period	$50,121	$57,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$262,269	$434,200
Excise tax payable	$-	$-

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

As of March 31, 2024, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2024 relates to the Company’s formation and raising funds through the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 30, 2023, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “November 2023 Extension Amendment”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, 1,143,123 Public Shares remained outstanding.

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

Through the date of this report, the Company has deposited $1,470,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note and six drawdowns under the Third Extension Notes (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to June 17, 2024. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment (as defined below) or (b) the consummation of an Initial Business Combination. As of March 31, 2024 and December 31, 2023, $1,360,000 and $1,195,000, respectively, was outstanding under the Extension Notes.

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. The Company will not use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes that may be imposed on it pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the IR Act, on any redemptions or stock buybacks by the Company.

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of March 31, 2024 and December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024 and December 31, 2023, the Company recorded $80,443 of excise tax liability calculated as 1% of shares redeemed.

Use of Funds Restricted for Payment of Taxes

In February 2024, the Company withdrew $40,050 of interest and dividend income earned on the Trust Account and received a tax refund of $104,305 that was previously paid with the interest and dividend income earned on the Trust Account. Such amounts were restricted for payment of the Company’s tax liabilities as provided in the Company’s charter. During the first quarter of 2024, approximately $90,000 of these funds were inadvertently used for the payments of general operating expenses. The Sponsor plans to replenish $90,000 to the Company’s operating account in the form of a working capital loan.

Going Concern

As of March 31, 2024, the Company had $50,121 in its operating bank account and a working capital deficit of $3,085,779. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the three months ended March 31, 2024, the Company had a net loss of $106,446 and expenses from operating activities were $225,101, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below) and the October 2023 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2024 relates to the Company’s formation, Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until June 17, 2024 to consummate the Initial Business Combination. The Company will not be able to consummate an Initial Business Combination by June 17, 2024. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Our plan to address the June 17, 2024 liquidation is to seek stockholder approval for, and to file, an amendment to the Certificate of Incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, we are proposing to amend our Certificate of Incorporation to extend the Termination Date from June 17, 2024 to July 17, 2024 (the “Charter Extension Date”) upon the deposit into the Trust Account of $30,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month period each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2024, or a total of up to six months after June 17, 2024, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $30,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in Trust Account

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024. The Company’s effective tax rate was (29.1)% and (12.2)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023 due to changes in the valuation allowance on the deferred tax assets.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash held in Trust Account at March 31, 2024	$12,715,682	$12,715,682	$-	$-

Cash held in Trust Account at December 31, 2023	$12,453,412	$12,453,412	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended March 31, 2024.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended March 31, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(106,446)
Denominator:
Weighted-average shares outstanding	1,143,123	2,875,000
Basic and diluted net loss per share	$-	$(0.04)

For the Three Months Ended March 31, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(404,527)
Denominator:
Weighted-average shares outstanding	1,893,113	2,875,000
Basic and diluted net loss per share	$-	$(0.14)

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

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of March 31, 2024 and December 31, 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the March 2021 Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the March 2021 Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or March 31, 2024, management has not recorded any such adjustment to the Company’s financial statements.

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of March 31, 2024, the Company had effected drawdowns of $78,500 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of March 31, 2024 and December 31, 2023 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of March 31, 2024 and December 31, 2023 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of March 31, 2024 and December 31, 2023 was $220,000 and $55,000, respectively.

Through the date of this report, the Company has effected drawdowns of an aggregate of $1,470,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to June 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the First and Second Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or March 31, 2024, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of March 31, 2024, $255,000 is owed to the Sponsor under this agreement.

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

As of March 31, 2024 and December 31, 2023, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of March 31, 2024 and December 31, 2023:

Common Shares Subject to Possible Redemption

Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	1,070,000
Remeasurement of common stock subject to possible redemption	755,103
Taxes withdrawn from Trust Account	(898,940)
Redemption of common stock	(8,044,313)
Balance, December 31, 2023	12,453,412
Deposits to Trust Account	165,000
Taxes withdrawn from Trust Account	(40,050)
Remeasurement of common stock subject to possible redemption	137,320
Balance, March 31, 2024	$12,715,682

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of March 31, 2024 and December, 31, 2023.

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

April Extension

On April 16, 2024, the Company effected the fifth drawdown of $55,000 under the Third Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from April 17, 2024 to May 17, 2024. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share, issued as part of the units sold in the Initial Public Offering (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of a business combination.

Business Combination Agreement

On May 9, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among WinVest, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. Capitalized terms used and not otherwise defined have the meanings set forth in the Business Combination Agreement. The Business Combination Agreement and transactions contemplated therein were approved by the Company’s board of directors and the board of directors of Xtribe PLC.

Special Meeting of Stockholders

On May 13, 2024, the Company filed a definitive proxy statement with the SEC to amend its Certificate of Incorporation to extend the Termination Date from June 17, 2024 to the Charter Extension Date upon the deposit into the Trust Account of $30,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to for up to five Additional Extensions, by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2024, or a total of up to six months after June 17, 2024, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $30,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their shares of Common Stock. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding shares of Common Stock issued as part of the units sold in the Initial Public Offering. This redemption right will apply to each public stockholder regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Sponsor.

May Extension

On May 15, 2024, the Company effected the sixth drawdown of $55,000 under the Third Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from May 17, 2024, to June 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of a business combination.

Promissory Note Drawdown

The Sponsor plans to draw down approximately $90,000 on the October 2023 Promissory Note to replenish the Company’s operating account for funds to be used for tax obligations previously withdrawn from the Trust Account and inadvertently used for payments of general operating expenses.

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

As of March 31, 2024 and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2024 related to our formation, raising funds through our Initial Public Offering and identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of March 31, 2024 and December 31, 2023 was $750,000.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of March 31, 2024 and December 31, 2023 was $390,000.

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

On November 30, 2023, we held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “November 2023 Extension Amendment”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of our Initial Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note,” and collectively with the First Extension Note and the Second Extension Note, the “Extension Notes”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of March 31, 2024 and December 31, 2023 was $220,000 and $55,000, respectively.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, approximately $12,360,810 was left in the Trust Account and 1,143,123 shares of Public Shares remained outstanding.

Through the date of this report, we have effected drawdowns of $1,470,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to June 17, 2024. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

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

Recent Developments

On May 9, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among WinVest, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. Capitalized terms used and not otherwise defined have the meanings set forth in the Business Combination Agreement. The Business Combination Agreement and transactions contemplated therein were approved by the Company’s board of directors and the board of directors of Xtribe PLC.

Results of Operations and Known Trends or Future Events

All activities through March 31, 2024 were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the marketable securities held in the Trust Account, we generated dividend income on such marketable securities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended March 31, 2024, our net loss was $106,446 and expenses from operating activities were $225,101, as compared to a net loss of $404,527 and expenses from operating activities of $569,578 for the three months ended March 31, 2023. These decreases were mainly due to a decrease in legal fees for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. We intend to use our operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $50,121 in our operating bank account and a working capital deficit of $3,085,779, as compared to $37,946 in our operating bank account and a working capital deficit of $2,717,064 as of December 31, 2023. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of December 31, 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of March 31, 2024. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

In connection with the vote to approve the November 2022 Extension Amendment, the holders of 9,606,887 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $98.0 million.

On June 13, 2023, we issued the Second Extension Note to our Sponsor in the principal amount of $390,000. During 2023, we effected drawdowns of $390,000 under the Second Extension Note and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from June 17, 2023 to December 17, 2023.

In connection with the vote to approve the June 2023 Extension Amendment, the holders of 627,684 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $6,721,795.

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. As of March 31, 2024, we had effected drawdowns of $78,500 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The balance on the Third Extension Note as of March 31, 2024 was $220,000.

In connection with the vote to approve the November 2023 Extension Amendment, the holders of 122,306 shares of Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of approximately $1,322,518. Following such redemptions, 1,143,123 shares of Public Shares remained outstanding.

As of March 31, 2024, we had cash held in the Trust Account of approximately $12.7 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, we had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. All activity for the fiscal year ended December 31, 2023 and the three months ended March 31, 2024 relates to identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until June 17, 2024 to consummate our Initial Business Combination, which is 33 months from the closing of our Initial Public Offering. We may not be able to consummate our Initial Business Combination by June 17, 2024.

Our plan to address the June 17, 2024, liquidation is to seek stockholder approval for, and to file, an amendment to the Certificate of Incorporation. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, we are proposing to amend our Certificate of Incorporation to extend the Termination Date from June 17, 2024 to July 17, 2024 (the “Charter Extension Date”) upon the deposit into the Trust Account of $30,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month period each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2024, or a total of up to six months after June 17, 2024, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $30,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees (the “Charter Extension Amendment”). If the Charter Extension Amendment is approved and effective, our public stockholders may elect to redeem their Public Shares. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. This redemption right will apply to each holder of Public Shares regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by our Sponsor. Due to the reasons stated above, we believe we may not have sufficient liquidity through the date of an Initial Business Combination, if extended through December 17, 2024.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation as well from our current available funds outside the Trust Account, including the approximate amount of $921,500 still available to us under the October 2023 Promissory Note as of March 31, 2024. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2024, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the investment management trust agreement and incorrectly filing income taxes in the state of Delaware.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on April 15, 2024, except as set forth below:

There are no assurances that the Charter Extension Amendment will enable us to complete an Initial Business Combination.

Approving the Charter Extension Amendment involves a number of risks. Even if the Charter Extension Amendment is approved, we can provide no assurances that an Initial Business Combination will be consummated prior to December 17, 2024. Our ability to consummate any Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the vote to approve the Charter Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if the Charter Extension Amendment or an Initial Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension Amendment vote and the Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Shares on the open market. The price of our Public Shares may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Shares at favorable prices, or at all.

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

The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year in which a liquidation is completed will also be exempt from such tax. Redemptions of our Public Shares in connection with an amendment to our Certificate of Incorporation or in connection with a business combination may subject us to the Excise Tax unless one of the two exceptions above apply.

If the Charter Extension Amendment is approved, any redemption or other repurchase that we make may be subject to the Excise Tax. Consequently, the value of our stockholder’s investment in our securities may decrease and the amount our stockholders may receive upon redemption may be negatively impacted as a result of the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our Initial Business Combination, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available to complete an Initial Business Combination and could have an adverse effect on our ability to complete an Initial Business Combination.

We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement. In the event we do not consummate an Initial Business Combination within this time period, or securities could be subject to delisting.

Pursuant to IM-5101-2(b) of the Nasdaq Listing Rules, we must consummate an Initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, or by September 14, 2024. The proposed extension of the Termination Date to December 17, 2024, may extend our ability to complete an Initial Business Combination until the thirty-ninth (39) month anniversary of our IPO, which will take us beyond the permitted period for a business combination under the Nasdaq Listing Rules. If we do not consummate an Initial Business Combination by September 14, 2024, Nasdaq may issue a Staff Delisting Determination under Rule 5810 to delist our securities. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with being listed on Nasdaq;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Nasdaq may delist our securities from trading on its exchange following redemptions by our stockholders in connection with approval of the Charter Extension Amendment, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock, Units, Warrants and Rights are listed on Nasdaq. After the Stockholder Meeting, we may be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Common Stock include, among other things, the requirement to maintain at least 300 public holders, at least 500,000 publicly held shares and a market value of publicly held shares of $1.0 million. Pursuant to the terms of our Certificate of Incorporation, in connection with the Charter Extension Amendment, stockholders may elect to redeem their Public Shares and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our Public Shares are a “penny stock,” which will require brokers trading in our Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage for our company, (v) a decreased ability to issue additional securities or obtain additional financing in the future, and (vi) a less attractive acquisition vehicle to a target business in connection with a business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Common Stock, Units, Warrants and Rights qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

During the preparation of the Company’s financial statements as of and for the year ended December 31, 2023 and the period ended March 31, 2024, the Company identified material weaknesses in its internal control over financial reporting related to its Trust Account withdrawals. In 2023, the Company withdrew $898,940 of interest and dividend income earned in the Trust Account, which was restricted for payment of the Company’s tax liabilities as provided in the Company’s Certificate of Incorporation. In the period ended March 31, 2024, the Company withdrew $40,050 of interest and dividend income earned in the Trust Account and received a tax refund of $104,305 that was previously paid with the interest and dividend income earned on the Trust Account. During both the year ended December 31, 2023 and the period ended March 31, 2024, portions of these funds were inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the investment management trust agreement between Continental Stock Transfer & Trust Company and the Company. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement, dated May 9, 2024, by and between WinVest Acquisition Corp., WinVest Merger Sub I, LLC, WinVest Merger Sub II, LLC, Xtribe P.L.C. and Xtribe Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

3.5	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

10.1	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Xtribe Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

99.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 21, 2024

