Form 10-K
period 2024-12-31
WinVest Acquisition Corp.
filed 2025-03-06
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $5,760,296.

As of March 5, 2025, the Registrant had 3,133,778 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete an Initial Business Combination (as defined below), including the Xtribe Business Combination (as defined below);
●	the anticipated benefits of an Initial Business Combination (including the Xtribe Business Combination);
●	the issuance by the Securities and Exchange Commission (the “SEC”) of final rules to regulate special purpose acquisition companies;
●	the risk of being deemed an “investment company” for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	the volatility of the market price and liquidity of the Common Stock (as defined below) issued as part of the units sold in our Initial Public Offering (“Public Stock”) and our other securities;
●	the potential impact of the federal 1% excise tax;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our Initial Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from the Nasdaq Stock Market, LLC (“Nasdaq”) or an inability to have our securities listed on Nasdaq;
●	our ability to develop and maintain an effective system of internal control over financial reporting and to accurately report financial results in a timely manner;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the lack of a market for our securities;
●	our use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or
●	our financial performance.

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

●	We are an early-stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
●	If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until June 17, 2025 if we extend the period of time to consummate a business combination by the full amount of time before receiving distributions from the Trust Account.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.
●	Our investors are not entitled to protections normally afforded to investors of blank check companies.
●	We may issue shares of our capital stock to complete our Initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
●	The SEC’s final rules affecting special purpose acquisition companies may increase our costs and the time needed to complete our Initial Business Combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	We may not have sufficient working capital to cover our operating expenses.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.
●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
●	We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which may result in our securities being delisted.
●	We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination by March 17, 2025. In the event we do not consummate our Initial Business Combination by this date, our securities could be subject to delisting.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect our business and operating results.
●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	Provisions in our amended and restated certificate of incorporation, bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
●	If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
●	The consummation of the Xtribe Business Combination is subject to a number of conditions, and if those conditions are not satisfied or are waived, the Business Combination Agreement may be terminated in accordance with its terms and the Xtribe Business Combination may not be completed.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our” or “our Company” refer to WinVest Acquisition Corp. References to our “founders” refers to Manish Jhunjhunwala and Jeff LeBlanc. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refers to WinVest SPAC LLC, which is controlled by one of our founders. References to “founder shares” refer to the 2,875,000 shares of our common stock, $0.0001 par value per share (the “Common Stock”), held or controlled by WinVest SPAC LLC prior to our initial public offering (the “Initial Public Offering”). References to our “initial stockholders” refer to the holders of the founder shares. References to our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsor, WinVest SPAC LLC (the “Sponsor”). References to the “Trust Account” refer to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $116,150,000 in proceeds from the Initial Public Offering and the Private Placement (as defined below) were placed. As a result of the redemption of an aggregate of 11,241,222 shares of Common Stock held by our public stockholders, approximately $3.1 million remained in the Trust Account as of December 31, 2024.

ITEM 1. BUSINESS.

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 1, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our Initial Business Combination

We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the post-business combination company.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $0.50 per Private Warrant to the sponsor, generating gross proceeds of $5,000,000 (such sale, collectively with the sale of the Additional Private Placement Warrants (as defined below), the “Private Placement”). Each Private Warrant entitles the holders to purchase one-half (1/2) of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

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

In connection with the votes to approve the Extension Amendments (as defined below), the holders of an aggregate of 11,241,222 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $116.2 million. Following such redemptions, 258,778 shares of our Public Stock remained outstanding, and at December 31, 2024, approximately $3.1 million was left in the Trust Account. For further information, see “Item 1. – Business – Effecting our Initial Business Combination.”

We currently intend to consummate our Initial Business Combination with Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”).

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

Investment Criteria

We initially intended to identify companies that have compelling growth potential and a combination of the characteristics listed below but we have since expanded our search and are considering other target companies for our Initial Business Combination. We will use these guidelines, among others, to evaluate acquisition opportunities, but we may decide to enter into our Initial Business Combination with a target business that does not meet these criteria.

●	Attractive customer and financial metrics, including demonstrated revenue scale and growth and a clear path to profitability.

●	Ability to efficiently unlock revenue synergies, synergies of scale, and/or operational synergies.

●	Significant embedded or underexploited expansion opportunities or underinvestment in by current owners.

●	Identifiable and implementable opportunities for value creation through acquisitions, capital investment in organic growth strategies, or generation of greater operating efficiencies.

●	Ability to benefit from a public listing and access to the public capital markets and ability to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources may have read our prospectus and other securities filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, advisory board members or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

Proposed Initial Business Combination with Xtribe

On September 16, 2024, we entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), by and among WinVest, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest (“WinVest BVI”), Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (“Xtribe BVI,” and together with Xtribe PLC, “Xtribe”), which amended and restated a business combination agreement entered into by and among WinVest, Xtribe PLC and certain affiliates thereof on May 9, 2024 in its entirety. Pursuant to the Business Combination Agreement (and subject to the conditions and terms therein), a business combination between WinVest and Xtribe BVI will be effected through the following transactions: (i) Xtribe PLC will contribute substantially all of its assets and certain of its liabilities to Xtribe BVI and thereafter be dissolved, (ii) WinVest will merge with and into WinVest BVI, whereupon the separate existence of WinVest will cease and WinVest BVI will continue as the surviving entity incorporated under the BVI Business Companies Act (as revised) of the British Virgin Islands, as amended to date (the “BVI Companies Act”), and (iii) promptly thereafter, Xtribe BVI will merge with and into WinVest BVI, whereupon the separate existence of Xtribe BVI will cease and WinVest BVI will be the surviving entity incorporated under the BVI Companies Act (such transactions, collectively, the “Xtribe Business Combination”). In connection with the consummation of the Xtribe Business Combination, WinVest BVI will be renamed “Xtribe Holding (BVI) Ltd.” The Xtribe Business Combination is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, approval of the Xtribe Business Combination and related agreements by the respective stockholders of WinVest and Xtribe.

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

Our insiders and advisory board members have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination, (2) not to convert any shares of Common Stock in connection with a stockholder vote to approve a proposed Initial Business Combination and (3) not sell any shares of Common Stock in any tender offer in connection with a proposed Initial Business Combination. As a result, and following the approval of the Extension Amendments, if we sought stockholder approval of a proposed transaction, we would not need any of our Public Stock to be voted in favor of the transaction in order to have such transaction approved.

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

On November 30, 2023, we held a third special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “November 2023 Extension Amendment”) to extend the Termination Date from December 17, 2023 to January 17, 2024, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after December 17, 2023, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2024, or a total of up to six months after December 17, 2023, unless the closing of our Business Combination shall have occurred prior thereto, by causing $55,000 to be deposited into the Trust Account for each such extension.

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

 On June 3, 2024, we held a fourth special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “June 2024 Extension Amendment”) to extend the Termination Date from June 17, 2024 to July 17, 2024, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after July 17, 2024, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 17, 2024, or a total of up to six months after June 17, 2024, unless the closing of our Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the approval of the June 2024 Extension Amendment, on June 12, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fourth Extension Note”) to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event we do not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

In connection with the vote to approve the June 2024 Extension Amendment, the holders of 650,790 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $7,367,204. Following such redemptions, 492,333 shares of Public Stock remained outstanding.

On December 10, 2024, we held a fifth special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “December 2024 Extension Amendment” and together with the November 2022 Extension Amendment, the June 2023 Extension Amendment, the November 2023 Extension Amendment and the June 2024 Extension Amendment, the “Extension Amendments”) to extend the Termination Date from December 17, 2024 to January 17, 2025, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2025, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2025, or a total of up to six months after December 17, 2024, unless the closing of our Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the approval of the December 2024 Extension Amendment, on December 16, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note,” and collectively with the First Extension Note, the Second Extension Note, the Third Extension Note and the Fourth Extension Note, the “Extension Notes”) to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2024 was $30,000.

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, approximately $3,104,049 was left in the Trust Account and 258,778 shares of Public Stock remained outstanding.

Through the date of this report, we have effected drawdowns in the aggregate amount of $1,740,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to March 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

The issuance of each of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by the Termination Date (as such date may be extended pursuant to the terms of our Certificate of Incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Stock for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay our dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Rights and Warrants will expire and holders of Rights or Warrants will receive nothing upon a liquidation with respect to such Rights or Warrants, and the Rights and Warrants will be worthless.

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

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the Trust Account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that third parties, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by third parties for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, or any reductions in the value of the trust assets, reduce the amount of funds in the Trust Account to below $10.10 per share of Public Stock, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, our Sponsor may not be able to satisfy its indemnification obligations, as we have not required our Sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that our Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our Sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than approximately $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us to pay income taxes (less any taxes payable and up to $100,000 of interest to pay dissolution expenses), subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an Initial Business Combination and are forced to redeem 100% of our outstanding Public Stock for a portion of the funds held in the Trust Account, we anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our Public Stock. Our insiders and the advisory board members have waived their rights to participate in any redemption with respect to their founder shares. However, if an insider or advisory board member owns any shares of our Public Stock, it will be entitled to liquidation distributions from the Trust Account with respect to such shares of Public Stock if we fail to complete our Initial Business Combination by the Termination Date. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account and from the interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Each holder of Public Stock will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the Trust Account only (i) in the event of our failure to complete our Initial Business Combination in the required time period or (ii) if the stockholders seek to have us convert their respective shares of Common Stock (a) upon our completion of a business combination, or (b) in connection with a vote seeking to amend any material provisions of our Certificate of Incorporation relating to stockholders’ rights or pre-Initial Business Combination activity (including the substance or timing of our obligation to redeem 100% of our outstanding Public Stock if we do not complete an Initial Business Combination by the Termination Date). In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account. Holders of Rights and Public Warrants will not have any right to the proceeds held in the Trust Account with respect to such Rights or Public Warrants.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $10.10. See “Risk Factors - Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks - If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by WinVest’s public stockholders may be less than $10.10 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Risk Factors – Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks – Any distributions received by our stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fell due in the ordinary course of business.”

Certificate of Incorporation

Our Sponsor and initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our outstanding Public Stock if we do not complete an Initial Business Combination with in the period set forth in our Certificate of Incorporation or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Public Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income tax or other tax obligations, divided by the number of then-outstanding shares of Public Stock, in connection with any such vote. Our insiders and advisory board members have agreed to waive any conversion rights with respect to any founder shares and any Public Stock they may hold in connection with any vote to amend amended and restated our certificate of incorporation. Specifically, our Certificate of Incorporation provides, among other things, that:

●	prior to the consummation of our Initial Business Combination, we shall either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the Trust Account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described herein;

●	we will consummate our Initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination;

●	if our Initial Business Combination is not consummated by June 17, 2025 (if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the Trust Account to all of our public holders of shares of Common Stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our Initial Business Combination; and

●	prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination.

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

Facilities

We currently maintain our principal executive offices at 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140 pursuant to an agreement with our Sponsor. The cost for this space is included in the aggregate $10,000 per month fee we pay to the Sponsor for office space, utilities and secretarial and administrative support services. We believe, based on rents and fees for similar services, that the fee charged by the Sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

We may be required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) to have our internal control over financial reporting audited for the fiscal year ending December 31, 2025. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

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

 If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until June 17, 2025 (if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the Trust Account.

We have until June 17, 2025 (if we extend the period of time to consummate a business combination by the full amount of time) to consummate our Initial Business Combination. We may not be able to find a suitable target business and consummate our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. We have no obligation to return funds to investors prior to such date unless we consummate our Initial Business Combination prior thereto or we seek to amend our Certificate of Incorporation prior to the consummation of our Initial Business Combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our Initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their shares of Common Stock or Warrants, potentially at a loss.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if we are unable to complete a business combination by June 17, 2025 (as such date may be extended pursuant to the terms of our Certificate of Incorporation), our Certificate of Incorporation provides that we must cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to certain limitations described in this Annual Report on Form 10-K. Accordingly, it is possible that we will consummate our Initial Business Combination even if no holders of our Public Stock approve of the business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

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

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until we complete our Initial Business Combination. If our expenses exceed our estimates, we will not have sufficient funds outside the Trust Account to cover our estimated expenses. In such event we would need to borrow additional funds from our Sponsor or from third parties to continue to operate. Our initial stockholders, officers and directors or their affiliates or our Sponsor may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our Initial Business Combination, or, at such lender’s discretion, the notes may be converted upon consummation of our Initial Business Combination into private warrants at a price of $0.50 per warrant. However, our initial stockholders, officers and directors or their affiliates and our Sponsor are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease our efforts to complete an Initial Business Combination and liquidate without completing our Initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than $10.10 per share.

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

Any distributions received by our stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fell due in the ordinary course of business.

Our Current Charter provides that it will continue in existence only until June 17, 2025. If we are unable to consummate a transaction within the required time period and do not extend the Termination Date pursuant to the Charter Extension Amendment approved by our stockholders at the December 2024 Extension Meeting, upon notice from us, the trustee of the Trust Account will distribute the amount in our Trust Account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. However, we may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

Any securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or held in cash. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our Initial Business Combination by June 17, 2025 (if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Stock for a pro rata portion of the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning on January 1, 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidation distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year in which a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Stock in connection with an amendment to our Certificate of Incorporation or in connection with an Initial Business Combination may subject us to the Excise Tax unless one of the two exceptions above apply.

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

It is likely that we will consummate our Initial Business Combination with a single target business, although we have the ability to simultaneously consummate our Initial Business Combination with several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Alternatively, if we determine to simultaneously consummate our Initial Business Combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete a business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Purchases of shares of Common Stock in the open market or in privately negotiated transactions by our Sponsor, founders, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an Initial Business Combination.

If our Sponsor, founders, directors, officers, advisors or their affiliates purchase shares of Common Stock in the open market or in privately negotiated transactions, the public “float” of our shares of Common Stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

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

A potential target may make it a closing condition to our Initial Business Combination that we have a certain amount of cash available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an Initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until June 17, 2025 in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

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

In recent years, the number of special purpose acquisition companies that were formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their Initial Business Combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

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

If the net proceeds of the Initial Public Offering prove to be insufficient to consummate our Initial Business Combination, either because of the size of the Initial Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of Common Stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination. Our failure to hold an annual meeting of stockholders may result in our securities being delisted.

Pursuant to Nasdaq Listing Rule 5620(a), we are required to hold an annual meeting within one year of the end of each fiscal year (the “Annual Meeting Requirement”). We did not hold an annual meeting within twelve months of our fiscal year ended December 31, 2023. Accordingly, on January 27, 2025, we received a written notice from the staff of the Listing Qualifications Department of Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing due to such failure to hold an annual meeting of stockholders. We presented our views to The Nasdaq Hearings Panel (the “Panel”) with respect to the Annual Meeting Requirement in writing on February 3, 2025. We intend to hold a meeting of shareholders within twelve months of completing our Initial Business Combination.

Additionally, under Section 211(b) of the Delaware General Corporation Law, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We have not held an annual meeting of stockholders to date, and it is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination. Accordingly, we are not currently and may not in the future be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

We may in the future enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our Initial Business Combination, and, therefore, such consultants or financial advisers may have conflicts of interest.

We may in the future enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our Initial Business Combination. If we pay consultants or financial advisers fees that are tied to the consummation of our Initial Business Combination, they may have conflicts of interest when providing services to us, and their interests in such fees may influence their advice with respect to a potential business combination. For example, if a consultant’s or financial advisor’s fee is based on the size of the transaction, then they may be influenced to present us larger transactions that may have lower growth opportunities or long-term value versus smaller transactions that may have greater growth opportunities or provide greater value to our stockholders. Similarly, consultants whose fees are based on the consummation of a business combination may be influenced to present potential business combinations to us regardless of whether they provide longer-term value for our stockholders. While we will endeavor to structure agreements with consultants and financial advisors to minimize the possibility and extent of these conflicts of interest, we cannot assure you that we will be able to do so and that we will not be impacted by the adverse influences they create.

There are no assurances that the Extension Amendments will enable us to complete an Initial Business Combination.

We can provide no assurances that an Initial Business Combination will be consummated prior to June 17, 2025. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In connection with the votes to approve the Extension Amendments, the holders of an aggregate of 11,241,222 shares of our Public Stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $116.2 million since the Company’s inception. We will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if an Initial Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Stock on the open market. The price of our Public Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Stock at favorable prices, or at all.

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

On January 24, 2024, the SEC adopted final rules (the “SPAC Final Rules”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules became effective on July 1, 2024. Certain of the procedures that we, a potential Initial Business Combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views expressed in the SPAC Final Rules, may increase the costs of negotiating and completing an Initial Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an Initial Business Combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or held in cash. Pursuant to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended (the “Trust Agreement”), the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our shares are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Stock. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. In addition, even though we have instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash, we may still be deemed to be an investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Rights and Public Warrants will expire worthless.

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

The funds in the Trust Account are currently held in an interest-bearing deposit account and have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or in cash. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account until the earlier of the consummation of our Initial Business Combination or the liquidation of the Company. The interest rate on such deposit account is currently approximately 5% per annum, but such deposit account carries a variable interest rate, and we cannot assure you that such rate will not decrease significantly. As a result, we may receive less interest, if any, on the funds held in the Trust Account than if the assets in the Trust Account had remained in U.S. government securities or money market funds. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our liquidation of the securities held in the Trust Account and the holding of all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our Initial Business Combination.

We have until June 17, 2025 (if we extend the period of time to consummate a business combination by the full amount of time) to complete our Initial Business Combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement. As a result of our failure to consummate an Initial Business Combination within this time period, our securities could be subject to delisting.

Pursuant to IM-5101-2(b) of the Nasdaq Listing Rules, we must consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement, or by September 14, 2024 (the “Nasdaq Deadline”). We did not complete our Initial Business Combination prior to the Nasdaq Deadline. As a result, we are in violation of Nasdaq IM-5101-2.

As previously reported, on September 17, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we had failed to comply with Nasdaq Listing Rules IM-5101-2. On September 24, 2024, we timely requested a hearing before the Panel to appeal the Notice. Our hearing before the Panel was held on November 12, 2024. On December 17, 2024, we received a written notice from the Office of General Counsel of Nasdaq informing us that the Panel had granted the Company’s request to continue its listing on Nasdaq until March 17, 2025 (the “Nasdaq Extension Date”). The Panel’s decision allows our securities to remain listed on Nasdaq through the Nasdaq Extension Date, provided that we comply with certain conditions, including that we will have completed our Initial Business Combination on or before the Nasdaq Extension Date, and that the combined company will have demonstrated compliance with all applicable requirements for an initial listing on Nasdaq.

Although the Panel granted our request, the extension of our Certificate of Incorporation’s Termination Date to June 17, 2025, exceeds the Nasdaq Extension Date. If we do not complete an initial business combination prior to the expiration of the Nasdaq Extension Date, Nasdaq may issue a Staff Delisting Determination under Rule 5810 to delist our securities. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with being listed on Nasdaq;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to shareholder litigation;
●	we may lose the interest of institutional investors in our securities;
●	we may lose media and analyst coverage; and
●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

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

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our Initial Business Combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

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

Our insiders, officers, directors and advisory board members collectively beneficially own approximately 91.7% of our issued and outstanding shares of Common Stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, directors and advisory board members have agreed to vote the shares of Common Stock owned by them immediately before the Initial Public Offering as well as any shares of Common Stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

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

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. Our directors also serve as officers and board members for other entities. Our insiders, officers, directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. - Business - Effecting Our Initial Business Combination - Source of Target Business,” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In order to meet our working capital needs following the consummation of the Initial Public Offering, our initial stockholders, officers and directors or their affiliates or our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a business combination. To date, we have received loans in the aggregate principal amount of $3,049,500 from the Sponsor. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2024, there were 84,899,556 authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the Rights, Private Placement Warrants and Public Warrants). We may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our Initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

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

We may amend the terms of the Warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then-outstanding Warrants.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then-outstanding Warrants (including the Private Placement Warrants) in order to make any change that adversely affects the interests of the registered holders; provided, however that an exchange offer made to both the Public Warrants and the Private Placement Warrants on the same terms will not constitute an amendment requiring consent of any Warrant holder.

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

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holding securities with a market value of at last $2,500) of our securities, and we would be required to have $15.0 million market value of publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time. Additionally, we have received separate delisting notices with respect to (i) our failure to comply with the Annual Meeting Requirement and (ii) our failure to consummate our Initial Business Combination by the Nasdaq Deadline. Although Nasdaq has allowed our securities to remain listed on Nasdaq through the Nasdaq Extension Date, our securities could be subject to delisting (a) as a result of our noncompliance with the Annual Meeting Requirement or (b) if we fail to complete our Initial Business Combination by the Nasdaq Extension Date. See “Risk Factors - Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks - We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination. Our failure to hold an annual meeting of stockholders may result in our securities being delisted,” and “Risk Factors - Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks - We are required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement. As a result of our failure to consummate an Initial Business Combination within this time period, our securities could be subject to delisting.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our Public Stock is a “penny stock,” which will require brokers trading in our Public Stock to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage for our company;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	becoming a less attractive acquisition vehicle to a target business in connection with a business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock, Units, Rights and Warrants are listed on Nasdaq, they currently qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

During the preparation of the Company’s financial statements as of and for the year ended December 31, 2024, the Company identified a material weakness in its internal control over financial reporting related to its Trust Account withdrawals. In 2023, the Company withdrew $898,940 of interest and dividend income earned in the Trust Account, which was restricted for payment of the Company’s tax liabilities as provided in the Company’s Certificate of Incorporation. In the period ended March 31, 2024, the Company withdrew $40,050 of interest and dividend income earned in the Trust Account and received a tax refund of $104,305 that was previously paid with the interest and dividend income earned on the Trust Account. During the year ended December 31, 2024, a portions of these funds were inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements.

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

RISKS RELATED TO THE XTRIBE BUSINESS COMBINATION

We are not required to, and we have not, obtained a third-party valuation or fairness opinion with respect to the Xtribe Business Combination, and consequently, you may have no assurance from an independent source that the consideration being paid for Xtribe is fair to WinVest stockholders from a financial point of view.

We are not required to, and we have not, obtained an opinion from an independent investment banking firm that the consideration being paid for Xtribe in the Xtribe Business Combination is fair to WinVest stockholders from a financial point of view. The fair market value of Xtribe has been determined by the WinVest board of directors based upon WinVest’s evaluation of Xtribe’s business, due diligence materials, and the experience of WinVest’s directors, officers and advisory board members.

Accordingly, WinVest stockholders will be relying on the judgment of our board of directors with respect to such matters and assuming the risk that the board of directors may not have properly valued the business. The lack of a third-party valuation or fairness opinion may also lead an increased number of stockholders to demand redemption of their shares for cash in connection with the vote on the Xtribe Business Combination, which could potentially impact our ability to consummate the Xtribe Business Combination.

The Sponsor has agreed to vote in favor of the Xtribe Business Combination, regardless of how WinVest’s public stockholders vote. As a result, no shares of Public Stock must be voted in favor of the Business Combination for it to be approved.

The Sponsor and our other initial stockholders have agreed to vote any shares of Common Stock owned by them in favor of the Xtribe Business Combination. As of the date of this Annual Report on Form 10-K, a total of 2,537,424 shares of Common Stock, or approximately 81.0% of our outstanding shares, were subject to a support agreement requiring such shares to be voted in favor of the Xtribe Business Combination. As a result, no shares of Public Stock must be voted in favor of the Xtribe Business Combination to be approved.

We cannot assure you that our due diligence review has identified all material risks associated with the Xtribe Business Combination, and you may be less protected as an investor from any material issues with respect to Xtribe’s business, including any material omissions or misstatements made with respect to the Xtribe Business Combination, than an investor in an initial public offering.

Before entering into the Business Combination Agreement, we performed a due diligence review of Xtribe and its business and operations; however, we cannot assure you that our due diligence review identified all material issues, and certain unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Additionally, the scope of due diligence we have conducted in conjunction with the Xtribe Business Combination may be different than would typically be conducted in the event Xtribe pursued an underwritten initial public offering. In a typical initial public offering, the underwriters of the offering conduct due diligence on the company to be taken public, and following the offering, the underwriters are subject to liability to private investors for any material misstatements or omissions in the registration statement filed with respect to such initial public offering. While potential investors in an initial public offering typically have a private right of action against the underwriters of the offering for any such material misstatements or omissions, there are no underwriters of the securities that will be issued in connection with the Xtribe Business Combination and thus no corresponding right of action is available to investors in connection with the Xtribe Business Combination for any material misstatements or omissions made in connection with the Xtribe Business Combination. Therefore, if you remain an investor in the combined company following the Xtribe Business Combination, you may be exposed to future losses, impairment charges, write-downs, write-offs or other charges that could have a significant negative effect on the combined company’s financial condition, results of operations and the share price of its securities, which could cause you to lose some or all of your investment without certain recourse against any underwriter that may be available in an underwritten public offering.

We have incurred and expect to continue incur significant costs associated with the Xtribe Business Combination. Whether or not the Xtribe Business Combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by WinVest if the Xtribe Business Combination is not completed.

We have incurred and expect to continue to incur significant costs associated with the Xtribe Business Combination, regardless of whether or not the Xtribe Business Combination is completed. These expenses will reduce the amount of cash available to be used for other corporate purposes by WinVest if the Xtribe Business Combination is not completed. If the Xtribe Business Combination is not consummated, we may not have sufficient funds to seek an alternative Initial Business Combination and may be forced to liquidate and dissolve.

The consummation of the Xtribe Business Combination is subject to a number of conditions, and if those conditions are not satisfied or are waived, the Business Combination Agreement may be terminated in accordance with its terms and the Xtribe Business Combination may not be completed. Such termination could negatively impact Xtribe and WinVest.

Pursuant to the Business Combination Agreement, the closing of the Xtribe Business Combination is subject to a number of conditions, including approval of the proposals required to effect the Xtribe Business Combination by WinVest’s stockholders at the stockholder meeting called for such purpose, receipt of certain regulatory approvals, the effectiveness of the registration statement registering the shares to be issued in connection with the Xtribe Business Combination, approval of the listing of the combined company’s securities on Nasdaq, the accuracy of the representations and warranties by Xtribe and WinVest (subject to the materiality standards set forth in the Business Combination Agreement) and the performance by Xtribe and WinVest of their covenants and agreements (subject to the materiality standards set forth in the Business Combination Agreement). These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Xtribe Business Combination may not be completed. In addition, Xtribe and WinVest can mutually decide to terminate the Business Combination Agreement at any time, before or after any equity holder approvals, or Xtribe or WinVest may elect to terminate the Business Combination Agreement in certain other circumstances.

If the Xtribe Business Combination is not completed for any reason, including as a result of WinVest’s stockholders declining to approve the proposals required to effect the Xtribe Business Combination, WinVest would be subject to a number of risks, including the following:

●	the trading price of our Common Stock may be negatively impacted (including to the extent that current market prices reflect a market assumption that the Xtribe Business Combination will be completed);

●	We will have incurred substantial expenses and will be required to pay certain costs relating to the Xtribe Business Combination, whether or not the Xtribe Business Combination is completed; and

●	since the Business Combination Agreement restricts the conduct of WinVest’s business prior to the completion of the Xtribe Business Combination, we will not have been able to pursue other acquisition targets, and the opportunity to engage in an alternative Initial Business Combination may no longer be available.

If the Business Combination Agreement is terminated and our board of directors seeks another merger or business combination, WinVest stockholders cannot be certain that we will be able to find another acquisition target that would constitute a business combination or that such other merger or business combination will be completed.

We may be unable to consummate the Xtribe Business Combination if we have insufficient cash at closing, in which case our public stockholders may have to remain stockholders of WinVest and wait until our redemption of the Public Stock to receive a pro rata share of the Trust Account or attempt to sell their shares in the open market.

As a condition to the obligation of the parties to the Business Combination Agreement to consummate the Xtribe Business Combination, our cash and cash equivalents at closing shall not be less than $15.0 million. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate the Xtribe Business Combination below $15.0 million and we are not able to locate alternative sources of funding, we may be unable to consummate the Xtribe Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, our public stockholders may have to remain stockholders of WinVest and wait until the Termination Date in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since our Initial Public Offering, our sole business activity has been to search for and select a prospective acquisition candidate. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third-party service providers, we may be subject to attacks on or security breaches in our or such third parties’ systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of such third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident, our management will report to the board of directors and provide updates on its plan for addressing and mitigating any risks associated with such incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

ITEM 2. PROPERTIES.

We maintain executive offices at 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140 pursuant to an agreement with our Sponsor. The cost for this space is included in the aggregate $10,000 per-month fee we pay to this sponsor for office space, utilities and secretarial and administrative support services. We believe, based on rents and fees for similar services, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, shares of Common Stock, Warrants and Rights are listed on Nasdaq under the symbols “WINVU,” “WINV,” “WINVW” and “WINVR,” respectively.

Holders

The number of holders of record does not include a substantially greater number of “street name” holders, or beneficial holders whose Units, shares of Common Stock, Warrants and Rights are held of record by banks, brokers and other financial institutions. As of March 5, 2025, there were 17 holders of record of our shares of Common Stock. As of such date, all of our Units and Rights were held in street name, and, aside from WinVest SPAC LLC, all of our Warrants were held in street name.

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

In connection with the Extension Amendments, the holders of an aggregate of 11,241,222 shares of our Public Stock have properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $116.2 million. Following such redemptions, 258,778 shares of our Public Stock remained outstanding, and at December 31, 2024, approximately $3.1 million was left in the Trust Account.

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

In connection with the approval of the November 2022 Extension Amendment, on December 5, 2022, we issued the First Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2024 was $750,000.

In connection with the approval of the June 2023 Extension Amendment, on June 13, 2023, we issued the Second Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2024 was $390,000.

In connection with the approval of the November 2023 Extension Amendment, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2024 was $330,000.

In connection with the approval of the June 2024 Extension Amendment, on June 12, 2024, we issued the Fourth Extension Note to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event we do not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of December 31, 2024 was $180,000.

In connection with the approval of the December 2024 Extension Amendment, on December 16, 2024, we issued the Fifth Extension Note to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2024 was $30,000.

Through the date of this report, we have effected aggregate drawdowns of $1,740,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to March 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

The issuance of each of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information on a monthly basis for the quarter ended December 31, 2024, with respect to our purchase of equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	-	-	-	-
November 1, 2024 to November 30, 2024	-	$-	-	-
December 1, 2024 to December 31, 2024	233,555	12.00	-	-

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 shares of Common Stock issued as part of the units sold in our Initial Public Offering properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, 258,778 shares of our Public Stock remained outstanding and, as of December 31, 2024, approximately $3.1 million was left in the Trust Account.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in the section of this Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in this Annual Report on Form 10-K under the headings “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2024, and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2024, related to our formation, raising funds through our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe (as defined below). We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2024 and 2023 was $750,000.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2024 and 2023 was $390,000.

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

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2024 and 2023 was $330,000 and $55,000, respectively.

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

On May 9, 2024, we entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among WinVest, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. On September 16, 2024, we entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”), by and among WinVest, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest, Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (together with Xtribe PLC, “Xtribe”), which amends and restates the Original Business Combination Agreement in its entirety. The A&R Business Combination Agreement and the transactions contemplated therein were approved by our board of directors and the board of directors of Xtribe PLC.

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

In connection with the vote to approve the June 2024 Extension Amendment, the holders of 650,790 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $7,367,204. Following such redemptions, 492,333 shares of Public Stock remained outstanding.

Following the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fourth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of December 31, 2024 and 2023 was $180,000 and $0, respectively.

On December 10, 2024, we held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to our Certificate of Incorporation (the “December 2024 Extension Amendment”) to extend the Termination Date from December 17, 2024 to January 17, 2025, and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2025, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2025, or a total of up to six months after December 17, 2024, unless the closing of our Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, approximately $3,104,049 was left in the Trust Account and 258,778 shares of Public Stock remained outstanding.

Following the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note,” and collectively with the First Extension Note, the Second Extension Note, the Third Extension Note, and the Fourth Extension Note, the “Extension Notes”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2024 and 2023 was $30,000 and $0, respectively.

On January 31, 2025, we issued an unsecured promissory note to the Sponsor (the “January 2025 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Through the date of this report, we have effected drawdowns of $9,500 under the January 2025 Promissory Note.

Through the date of this report, we have effected drawdowns of $1,740,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to March 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

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

Results of Operations and Known Trends or Future Events

All activities through December 31, 2024, were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the year ended December 31, 2024, our net loss was $2,231,950 and expenses from operating activities were $2,572,890, as compared to a net loss of $1,147,608 and expenses from operating activities of $1,764,719 for the year ended December 31, 2023. These increases were mainly due to an increase in legal and professional fees for the years ended December 31, 2024, as compared to the year ended December 31, 2023, due to efforts being made to complete our Initial Business Combination with Xtribe. We intend to use our operating cash held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $566 in our operating bank account and a working capital deficit of $5,813,265, as compared to $37,946 in our operating bank account and a working capital deficit of $2,717,064 as of December 31, 2023. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of December 31, 2024 and 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half (1/2) share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of December 31, 2024. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we completed the private sale of 10,000,000 warrants (the “Private Placement Warrants,” and collectively with the Public Warrants, the “Warrants”) at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $5,000,000 (such sale, the “Private Placement”). Each Private Placement Warrant entitles the holder thereof to purchase one-half (1/2) of one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants.

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

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. As of December 31, 2024, we had effected drawdowns of $904,500 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The balance on the Third Extension Note as of December 31, 2024 was $330,000.

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

In connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued the Fourth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fourth Extension Note as of December 31, 2024 was $180,000.

In connection with the vote to approve the June 2024 Extension Amendment, the holders of 650,790 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $7,367,204. Following such redemptions, 492,333 shares of Public Stock remained outstanding.

In connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued the Fifth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fifth Extension Note as of December 31, 2024 was $30,000.

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 shares of Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, 258,778 shares of Public Stock remained outstanding.

As of December 31, 2024, we had cash held in the Trust Account of approximately $3.1 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, we had not commenced any operations. All activity for the years ended December 31, 2024, and 2023 relates to identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until March 17, 2025 to consummate our Initial Business Combination, which is 42 months from the closing of our Initial Public Offering. We will not be able to consummate our Initial Business Combination by March 17, 2025.

Management’s plan to address the March 17, 2025 liquidation is to extend the liquidation period by one month increments by depositing $30,000 into the Trust Account each month for a total of up to three additional months to extend the liquidation period to June 17, 2025 from March 17, 2025. Management intends to close its Initial Business Combination with Xtribe by June 17, 2025.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation from our current available funds outside the Trust Account, including the approximate amount of $95,500 still available to us under the October 2023 Promissory Note as of December 31, 2024, and $990,500 still available to us under the January 2025 Promissory Note as of the date of this report, and from up to $100,000 of interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to pay for dissolution expenses. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2024, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the Trust Agreement and incorrectly filing income taxes in the state of Delaware.

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

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, it has expanded and improved its review process for identifying in which jurisdictions the Company should file its income tax returns. Management plans to further improve this process by reviewing The Internal Revenue Code and engaging third-party professionals with whom to consult regarding tax decisions. Additionally, the Company has expanded and improved its review process of the Trust Agreement to ensure future compliance in respect to withdrawals for tax obligations.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Manish Jhunjhunwala	47	Chief Executive Officer, Chief Financial Officer and Director
Mark H. Madden	67	Chief Strategy Officer and Director
Alok R. Prasad	57	Head of Growth and Director
Lawrence S. Kramer	74	Director
Edward J. McGowan	54	Director
Dr. Alex Pentland	73	Director
Martin Schmidt	65	Director

Manish Jhunjhunwala

Mr. Jhunjhunwala, one of our founders, has served as our Chief Executive Officer, Chief Financial Officer and director since March 2021. Mr. Jhunjhunwala has served as Chief Executive Officer for Insight Guru Inc. (“Trefis”) since co-founding the company in 2009. In this role, Mr. Jhunjhunwala is responsible for all strategic initiatives and operations of Trefis and was the visionary behind its creation and implementation. He oversees the teams responsible for the development of www.Trefis.com, and the proprietary underlying technologies and systems. He has led multiple successful capital raise efforts and has established key partnerships and distribution initiatives across various business and financial services industries, including partnerships with financial media, major investment banks, research houses, online brokerages, strategy consulting firms, and other Fortune 500 companies. Prior to co-founding Trefis, Mr. Jhunjhunwala worked as a consultant at McKinsey & Company. He received an MBA and PhD from Massachusetts Institute of Technology, completing his doctoral thesis focused on the physics, engineering and design of complex microscale systems. He received his undergraduate degree from the Indian Institute of Technology. We believe Mr. Jhunjhunwala’s leadership and entrepreneurial experience together with his technological expertise makes him well-qualified to serve on our board of directors.

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

Kevin Gentzel

Mr. Gentzel has served as a member of our advisory board since September 14, 2021. He is the Global Chief Commercial and Growth Officer at Newsweek responsible for leading the company’s digital advertising, digital subscription, affiliate, consumer, events and docuseries businesses. Mr. Gentzel joined Gannett as its first chief revenue officer in 2015 and led all advertising and marketing solutions revenue in North America, including USA TODAY, ReachLocal, and over 260 local news properties. He built and led a global team of 4,000 employees and was responsible for $1.6 billion in revenue. In 2019, Mr. Gentzel was promoted to President, Digital Marketing and Advertising Solutions, and under his leadership grew digital revenue in display, search and social to over $1 billion in annual recurring revenue and ran the full P&L for the $400 million digital marketing solutions business. Previously as Yahoo!’s head of advertising sales for North America, Mr. Gentzel oversaw the operations of the sales organization from developing new revenue streams and sales strategies to leading client meetings and activities at key industry events. Under his leadership, his team was responsible for $4 billion in advertising revenue. During his previous role as the Chief Revenue Officer at The Washington Post, he was responsible for launching and building the TWP Brand Studio, along with driving revenue across all products including print, digital, events, and conferences. Mr. Gentzel successfully led the commercial team through the sale of the company to Jeff Bezos. Prior to The Washington Post, Mr. Gentzel was president and group publisher at Forbes before his promotion to Forbes’ first Chief Revenue Officer in 2010. During his tenure as Chief Revenue Officer, he developed industry leading ad product innovation, including the early native advertising offering AdVoice, launched a Chief Marketing Officer practice, and cultivated a world-class sales leadership team of which included senior leaders across the media, tech and advertising industries. Mr. Gentzel is a regular speaker at industry events, such as the Financial Times Global Media Summit, Business Insider Ignition, the Forbes CMO Summit, the Digiday Publisher Summit, Advertising Week and the Cannes Advertising Festival. Mr. Gentzel graduated from the University of Florida with a BA in English Literature.

Andrew Goldberger

Mr. Goldberger has served as a member of our advisory board since September 14, 2021. He is the founder of Trademark Car Wash, a private equity-backed chain in the auto services industry. He has over 15 years of experience launching, managing and advising fintech and services businesses. Previously, Mr. Goldberger was the founder and Chief Executive Officer of Smart Tuition Holdings, LLC, a leading K-12 tuition payments processor for millions of households, before its sale to Blackbaud Inc. in 2015. He was also the founder and Chief Executive Officer of ParishPay, LLC, a payment processor for churches and religious non-profits, which was acquired by Yapstone, Inc.

Jeff LeBlanc

Mr. LeBlanc, one of our founders, has served as a member of our advisory board since September 14, 2021. He is the co-founder of Sputnik 84, LLC (“Out of Print”), a direct-to-consumer merchandise platform for readers that was acquired by Penguin Random House LLC in 2017. He has over 20 years of experience in investing, advising startups and Fortune 500 companies, managing operations and launching new ventures. Mr. LeBlanc previously served in analyst roles at Greenlight Capital, Inc., where he covered long/short equity investments, as well as GE Capital and McKinsey and Co. Mr. LeBlanc currently serves on the Board of Directors of Cactus Acquisition Corp (CCTSU) and as Chief Financial Officer of ANEW Medical, Inc. and previously served on the boards of Riot New Media Group and Books for Africa. He received an MBA from Harvard Business School and a BS in Chemical Engineering from MIT.

Robert C. Pozen

Mr. Pozen has served as a member of our advisory board since September 14, 2021. Mr. Pozen currently serves as a director of AMC, a division of the International Finance Corporation, a senior lecturer at MIT Sloan School of Management, as Chairman of the Advisory Board of Agility, Chairman of the Leadership Council of the Tax Policy Center, and as trustee of the IFRS Foundation. Mr. Pozen previously served as a director of several public companies, including Nielsen Holdings plc (2010 to May 2021), Medtronic plc (2004 to December 2018) and BCE Inc. (2002 to 2010). From July 2010 to December 2011, Mr. Pozen was Chairman Emeritus of MFS Investment Management. Prior to that, he was Chairman of MFS Investment Management from February 2004 to June 2010. In 2003, he served as Secretary of Economic Affairs for the Commonwealth of Massachusetts. Mr. Pozen was also the John Olin Visiting Professor, Harvard Law School from 2002 to 2004 and the Chairman of the SEC Advisory Committee on Improvements to Financial Reporting from 2007 to 2008. From 1987 through 2001, Mr. Pozen worked for Fidelity Investments in various capacities, serving as President of Fidelity Management and Research Co. from 1997 through 2001. He received a BA from Harvard College and a JD from Yale Law School.

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

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Madden, McGowan and Pentland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kramer and Schmidt, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Jhunjhunwala and Prasad, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Messrs. Kramer, McGowan, Pentland and Schmidt are “independent directors” as defined in Nasdaq Listing Rule 5605(a)(2) and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Our audit committee consists of Messrs. McGowan, Schmidt and Kramer, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Mr. McGowan is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McGowan qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Insider Trading Policy

Our board of directors has adopted an insider trading policy placing restrictions on transactions in our Common Stock, units, preferred stock, bonds and other debt securities, options to purchase Common Stock, convertible debentures and warrants, as well as derivative securities that are not issued by the Company, such as exchange-traded put or call options or swaps relating to our securities. Such restrictions apply to our directors, executive officers, and other employees who have access to material non-public information, and include, but are not limited to, prohibition from trading in our securities during blackout periods and pre-clearance requirements for all transactions in our securities. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. Although the Company is not subject to our insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

ITEM 11. EXECUTIVE COMPENSATION.

No executive officer or director has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 5, 2025, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 3,133,778 shares of Common Stock outstanding at March 5, 2025. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Common Stock beneficially owned by them. This table excludes any shares of Common Stock issuable upon exercise of the Company’s warrants, as such warrants are not exercisable within 60 days of March 5, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Manish Jhunjhunwala	53,576	1.7%
Mark H. Madden	28,000	*
Alok R. Prasad	28,000	*
Lawrence S. Kramer	28,000	*
Edward J. McGowan	28,000	*
Dr. Alex Pentland	28,000	*
Martin Schmidt	28,000	*
All current directors and executive officers as a group (seven individuals)	221,576	7.1%
Certain Stockholders:
WinVest SPAC LLC(2)	2,537,424	81.0%
Jeff LeBlanc(3)	2,565,424	81.9%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of our stockholders listed is C/O WinVest Acquisition Corp., 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140.

(2)	Consists of shares owned by WinVest SPAC LLC, our Sponsor. Jeff LeBlanc, one of our founders, is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Consists of 2,537,424 shares owned by our Sponsor and 28,000 shares held directly by Mr. LeBlanc. Mr. LeBlanc is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares owned by our Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

Related Party Advances

In order to finance transaction costs in connection with an Initial Business Combination, the sponsor advanced funds to us totaling $220,317. As of December 31, 2024, no amounts were outstanding under such advances.

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

On October 31, 2023, we issued the October 2023 Promissory Note, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $1,000,000 under the October 2023 Promissory Note through the date of this report.

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

On December 16, 2024, we issued the Fifth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 31, 2025, we issued the January 2025 Promissory Note, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $9,500 under the January 2025 Promissory Note through the date of this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to CBIZ, Inc. (“CBIZ”), formerly Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. For the years ended December 31, 2024 and 2023, fees billed by CBIZ for professional services rendered were $123,600 and $135,929, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay CBIZ for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay CBIZ for other services for the years ended December 31, 2024 and 2023.

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

Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the above services and fees for 2024 and 2023 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, 2021 by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

2.1#	Amended and Restated Business Combination Agreement, dated as of September 16, 2024, by and among WinVest Acquisition Corp., WinVest (BVI) Ltd., Xtribe P.L.C. and Xtribe (BVI) Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024)

3.1*	Amended and Restated Certificate of Incorporation, dated September 14, 2021, as amended through December 16, 2024.

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officer, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Amendment No. 1 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.4	Amendment No. 2 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.5	Amendment No. 3 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.6	Amendment No. 4 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.7	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.8	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.9	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.10	Amendment No. 1 to Promissory Note, dated March 27, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed with the SEC on April 15, 2022)

10.11	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.12	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.14	Promissory Note dated December 5, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

10.15	Promissory Note dated June 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.16	Promissory Note, dated October 31, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023)

10.17	Promissory Note dated December 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.18	Promissory Note dated June 12, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.19	Promissory Note dated December 16, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.20	Promissory Note, dated January 31, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025)

10.21†	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.22	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021).

19.1*	Insider Trading Policy of the Company

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024)

101.INS	XBRL Inline Instance Document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensation plan or arrangement.
#	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. WinVest hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2025

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

Name	Title	Date

/s/ Manish Jhunjhunwala	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 5, 2025
Manish Jhunjhunwala

/s/ Mark H. Madden	Chief Strategy Officer, Director	March 5, 2025
Mark H. Madden

/s/ Alok R. Prasad	Head of Growth, Director	March 5, 2025
Alok R. Prasad

/s/ Lawrence S. Kramer	Director	March 5, 2025
Lawrence S. Kramer

/s/ Edward J. McGowan	Director	March 5, 2025
Edward J. McGowan

/s/ Alex Pentland	Director	March 5, 2025
Dr. Alex Pentland

/s/ Martin Schmidt	Director	March 5, 2025
Martin Schmidt

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINVEST ACQUISITION CORP.

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

WinVest Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WinVest Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 17, 2025, or make monthly deposits into Company’s trust account and obtain board approval to extend the business combination deadline by an additional three months through June 17, 2025. The Company entered into a business combination agreement with a business combination target on May 9, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 17, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 17, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

Marlton, New Jersey
March 5, 2025

WINVEST ACQUISITION CORP.

BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$566	$37,946
Tax receivable	-	99,814
Related party receivable	97,434	-
Prepaid expenses, short-term portion	97,078	133,117
Total current assets	195,078	270,877

Cash and money market funds held in Trust Account	3,144,707	12,453,412
Total assets	3,339,785	12,724,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,468,713	991,998
Income tax payable	128,000	189,000
Excise tax payable	182,130	80,443
Related party payables	345,000	225,000
Extension note, related party	1,680,000	1,195,000
Promissory note, related party	1,204,500	306,500
Total current liabilities	6,008,343	2,987,941
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	10,033,343	7,012,941

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 258,778 and 1,143,123 shares outstanding at redemption values of $12.53 and $10.89 per share as of December 31, 2024 and December 31, 2023, respectively	3,242,141	12,453,412

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 258,778 and 1,143,123 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(9,935,987)	(6,742,352)
Total stockholders’ deficit	(9,935,699)	(6,742,064)
Total liabilities and stockholders’ deficit	$3,339,785	$12,724,289

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Operating expenses:	$2,572,890	$1,764,719
Loss from operations	(2,572,890)	(1,764,719)

Other income:
Interest income	420,940	756,539
Interest expense	-	(7,428)
Total other income	420,940	749,111

Loss before income taxes	(2,151,950)	(1,015,608)
Provision for income taxes	(80,000)	(132,000)

Net loss	$(2,231,950)	$(1,147,608)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	753,475	1,535,014
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.78)	$(0.40)

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	2,875,000	$288	$-	$(4,588,137)	$(4,587,849)
Remeasurement of common stock to redemption value	-	-	-	(926,164)	(926,164)
Excise tax payable	-	-	-	(80,443)	(80,443)
Net loss	-	-	-	(1,147,608)	(1,147,608)
Balance, December 31, 2023	2,875,000	288	-	(6,742,352)	(6,742,064)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,875,000	$288	$-	$(6,742,352)	$(6,742,064)
Remeasurement of common stock to redemption value	-	-	-	(859,998)	(859,998)
Net loss	-	-	-	(2,231,950)	(2,231,950)
Excise tax payable	-	-	-	(101,687)	(101,687)
Balance, December 31, 2024	2,875,000	288	-	(9,935,987)	(9,935,699)

The accompanying notes are an integral part of these financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,231,950)	$(1,147,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and money market funds held in Trust Account	(415,046)	(755,104)
Changes in operating assets and liabilities:
Changes in taxes receivable	99,814	(99,814)
Changes in prepaid expenses	36,039	144,659
Changes in accounts payable and accrued expenses	1,476,713	609,126
Changes in taxes payable	(61,000)	(125,000)
Changes in related party payables	120,000	118,000
Net cash used in operating activities	(975,430)	(1,255,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(485,000)	(1,070,000)
Withdrawal of interest from Trust Account to pay taxes	40,050	898,940
Cash withdrawn from Trust Account in connection with redemption	10,168,702	8,044,313
Net cash provided by investing activities	9,723,752	7,873,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	898,000	306,500
Proceeds from extension note - related party	485,000	1,070,000
Redemption of common stock	(10,168,702)	(8,044,313)
Net cash used in financing activities	(8,785,702)	(6,667,813)

NET CHANGE IN CASH	(37,380)	(50,301)
Cash - Beginning of period	37,946	88,247
Cash - End of period	$566	$37,946

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$141,000	$257,000

Non-cash investing and financing activities:
Accretion of common stock to redemption value	$859,998	$926,164
Excise tax payable	$101,687	$80,443

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

As of December 31, 2024, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2024 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination with Xtribe (as defined below). The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, the Company generated dividend income on such money market funds.

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

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company (“Continental”), as trustee (the “Trust Account”). The funds held in the Trust Account have, since the Initial Public Offering, been held only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less, in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act, or in cash. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in January 2025, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account until the earlier of the consummation of the Company’s Initial Business Combination or its liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay for the Company’s income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the Initial Business Combination or the redemption of 100% of the outstanding shares of Common Stock issued as part of the Units sold in the Initial Public Offering (the “Public Shares”) if an Initial Business Combination has not been completed in the required time period. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

On December 10, 2024, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “December 2024 Extension Amendment”) to extend the Termination Date from December 17, 2024 to January 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after January 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 17, 2025, or a total of up to six months after December 17, 2024, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, 258,778 Public Shares remained outstanding.

Following the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $1,740,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, and three drawdowns under the Fifth Extension Note (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to March 17, 2025. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination. As of December 31, 2024 and 2023, $1,680,000 and $1,195,000, respectively, was outstanding under the Extension Notes.

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

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. In June 2024, the Company’s stockholders redeemed 650,790 Public Shares for a total of $7,367,204. In December 2024, the Company’s stockholders redeemed 233,555 Public Shares for a total of $2,801,498. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of December 31, 2024 and 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2024 and 2023, the Company recorded $182,130 and $80,443, respectively, of excise tax liability calculated as 1% of total shares redeemed.

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

Going Concern

As of December 31, 2024, the Company had $566 in its operating bank account and a working capital deficit of $5,813,265. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the year ended December 31, 2024, the Company had a net loss of $2,231,950 and expenses from operating activities were $2,572,890, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below), the October 2023 Promissory Note (as defined below) and the January 2025 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering. All activity for the year ended December 31, 2024 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until March 17, 2025, which can be extended to June 17, 2025, assuming the extension requirements are met, to consummate the Initial Business Combination. The Company will not be able to consummate an Initial Business Combination by March 17, 2025. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Money Market Funds Held in Trust Account

Following the closing of the Initial Public Offering on September 17, 2021, and the underwriters’ exercise of their over-allotment option in full on September 23, 2021, an aggregate amount of $116,150,000 from the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in cash. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the Company’s IPO Registration Statement, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain all funds in the Trust Account in cash in an interest-bearing bank account. In May 2024, the funds were reinvested into money market funds and subsequently liquidated back to cash in January 2025. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent the consummation of an Initial Business Combination by the Termination Date, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the Public Shares.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and money market funds held in Trust Account at December 31, 2024	$3,144,707	$3,144,707	$-	$-

Cash and money market funds held in Trust Account at December 31, 2023	$12,453,412	$12,453,412	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the years ended December 31, 2024 and 2023.

The loss per share presented in the statement of operations is based on the following:

For the Year Ended December 31, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(2,231,950)
Denominator:
Weighted-average shares outstanding	753,475	2,875,000
Basic and diluted net loss per share	$-	$(0.78)

For the Year Ended December 31, 2023

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(1,147,608)
Denominator:
Weighted-average shares outstanding	1,535,014	2,875,000
Basic and diluted net loss per share	$-	$(0.40)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 16, 2021, our Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Common Stock for an aggregate price of $25,000.

Prior to the effective date of the registration statement filed in connection with the Initial Public Offering, the Company entered into agreements with its directors in connection with their board service and certain members of its advisory board in connection with their advisory board service for its Sponsor to transfer an aggregate of 277,576 of its Founder Shares to the Company’s directors for no cash consideration and an aggregate of 60,000 of its Founder Shares to certain members of the Company’s advisory board for no cash consideration, for a total of 337,576 shares, approximating the fair value of the shares on such date, or $34. The shares were subsequently transferred prior to the effectiveness of the Company’s registration statement. The Founder Shares do not have redemption rights and will be worthless unless the Company consummates its Initial Business Combination. During the year ended December 31, 2024, a director resigned resulting in the transfer of 28,000 Founder Shares back to the Sponsor.

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

Related Party Receivable

As of December 31, 2024 and 2023, the Company had a related party receivable for $97,434 and $0, respectively, related to amounts owed from Sponsor in connection with over withdrawal of funds from Trust Account.

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

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. Through December 31, 2024, the Company effected drawdowns of $904,500 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of December 31, 2024 and 2023 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2024 and 2023 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2024 and 2023 was $330,000 and $55,000, respectively.

As previously disclosed, in connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, the Company issued the Fourth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of December 31, 2024 and 2023 was $180,000 and $0, respectively.

As previously disclosed, in connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued the Fifth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2024 and 2023 was $30,000 and $0, respectively.

Through the date of this report, the Company has effected drawdowns of an aggregate of $1,740,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to March 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the First and Second Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or December 31, 2024, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of December 31, 2024, $345,000 is owed to the Sponsor under this agreement.

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

As of December 31, 2024 and 2023, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of December 31, 2024 and 2023.

Common Shares Subject to Possible Redemption

Balance, December 31, 2022	$19,571,562
Deposits to Trust Account	1,070,000
Remeasurement of common stock subject to possible redemption	755,103
Taxes withdrawn from Trust Account	(898,940)
Redemption of common stock	(8,044,313)
Balance, December 31, 2023	12,453,412
Deposits to Trust Account	485,000
Redemption of common stock	(10,168,702)
Taxes withdrawn from Trust Account	(40,050)
Remeasurement of common stock subject to possible redemption	415,047
Amount owed to Trust Account in connection with over withdrawal	97,434
Balance, December 31, 2024	$3,242,141

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of December 31, 2024 and 2023.

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

NOTE 8 – INCOME TAXES

The income tax provision for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Current:
U.S. federal	$79,500	$131,500
State and local	500	500
	80,000	132,000
Deferred:
U.S. federal	(209,000)	(257,000)
State and local	-	-)
	(209,000)	(257,000)
Change in valuation allowance	209,000	257,000
Provision for income taxes	$80,000	$132,000

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	0.0%	0.0%
Change in state rate	(0.0)%	(6.3)%
Change in non-deductible merger expenses	(15.0)%	-%
Change in valuation allowance	(9.7)%	(1.7)%
Effective rate	(3.7)%	13.0%

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	2024	2023
Deferred tax asset:
Net operating losses	$-	$-
Organization costs/startup costs	842,000	633,000
Total deferred tax asset	842,000	633,000
Less valuation allowance	(842,000)	(633,000)
Net deferred income tax liability	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $842,000 and $633,000 was required as of December 31, 2024 and 2023, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $209,000 and $257,000 for the years ended December 31, 2024 and 2023, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Promissory Note Drawdowns

On January 15, 2025, the Company effected the second drawdown of $30,000 under the Fifth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from January 17, 2025, to February 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Stock upon our liquidation or (ii) holders of Public Stock who elect to have their shares redeemed in connection with (a) the vote to approve an extension amendment or (b) the consummation of an Initial Business Combination.

On February 12, 2025, the Company effected the third drawdown of $30,000 under the Fifth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from February 17, 2025, to March 17, 2025. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share, issued as part of the units sold in the IPO (“Public Shares”) upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

Working Capital Note

On January 31, 2025, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $1,000,000 (the “January 2025 Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

