Form 10-Q
period 2025-03-31
WinVest Acquisition Corp.
filed 2026-02-04
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one redeemable Warrant, and one Right	WINVU	OTC Markets Group Inc.
Common Stock, par value $0.0001 per share	WINV	OTC Markets Group Inc.
Warrants to acquire one-half (1/2) of a share of Common Stock	WINVW	OTC Markets Group Inc.
Rights to acquire one-fifteenth (1/15) of one share of Common Stock	WINVR	OTC Markets Group Inc.

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

As of January 30, 2026, the Registrant had 3,095,036 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$580	$566
Related party receivable	97,434	97,434
Prepaid expenses, short-term portion	71,268	97,078
Total current assets	169,282	195,078

Cash and money market funds held in Trust Account	3,260,834	3,144,707
Total assets	3,430,116	3,339,785

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	2,925,885	2,468,713
Income tax payable	132,000	128,000
Excise tax payable	182,130	182,130
Related party payables	375,000	345,000
Extension note, related party	1,770,000	1,680,000
Promissory note, related party	1,422,202	1,204,500
Total current liabilities	6,807,217	6,008,343
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	10,832,217	10,033,343

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 258,778 shares outstanding at redemption values of $12.98 and $12.53 per share as of March 31, 2025 and December 31, 2024, respectively	3,358,269	3,242,141

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 258,778 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(10,760,658)	(9,935,987)
Total stockholders’ deficit	(10,760,370)	(9,935,699)
Total liabilities and stockholders’ deficit	$3,430,116	$3,339,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Operating expenses:	$730,258	$225,101
Loss from operations	(730,258)	(225,101)

Other income:
Interest income	25,714	142,655
Total other income	25,714	142,655

Loss before income taxes	(704,544)	(82,446)
Provision for income taxes	(4,000)	(24,000)

Net loss	$(708,544)	$(106,446)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	258,778	1,143,123
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.25)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,875,000	$288	$-	$(6,742,352)	$(6,742,064)
Remeasurement of common stock to redemption value	-	-	-	(262,269)	(262,269)
Net loss	-	-	-	(106,446)	(106,446)
Balance, March 31, 2024	2,875,000	288	-	(7,111,067)	(7,110,779)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2025	2,875,000	$288	$-	$(9,935,987)	$(9,935,699)
Remeasurement of common stock to redemption value	-	-	-	(116,127)	(116,127)
Net loss	-	-	-	(708,544)	(708,544)
Balance, March 31, 2025	2,875,000	288	-	(10,760,658)	(10,760,370)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,544)	$(106,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and money market funds held in Trust Account	(26,127)	(137,319)
Changes in operating assets and liabilities:
Changes in taxes receivable	-	99,814
Changes in prepaid expenses	25,810	(24,633)
Changes in accounts payable and accrued expenses	457,173	14,709
Changes in taxes payable	4,000	24,000
Changes in related party payables	30,000	30,000
Net cash used in operating activities	(217,688)	(99,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(90,000)	(165,000)
Withdrawal of interest from Trust Account to pay taxes	-	40,050
Net cash used in investing activities	(90,000)	(124,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	217,702	72,000
Proceeds from extension note - related party	90,000	165,000
Net cash provided by financing activities	307,702	237,000

NET CHANGE IN CASH	14	12,175
Cash - Beginning of period	566	37,946
Cash - End of period	$580	$50,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Accretion of common stock to redemption value	$116,127	$262,269

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

As of March 31, 2025, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2025 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account (as defined below) in January 2025, the Company generated dividend income on such money market funds.

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

On September 23, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000 on September 27, 2021. Accordingly, no Founder Shares (as defined below) were subject to forfeiture upon exercise of the full over-allotment. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants (the “Additional Private Placement Warrants”, and together with the Public Warrants and the Private Placement Warrants, the “Warrants”) to the Sponsor at a purchase price of $0.50 per Private Placement Warrant, generating gross proceeds of $450,000. As of September 27, 2021, a total of $116,150,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants and the Additional Private Placement Warrants were deposited in a Trust Account established for the benefit of the Company’s public stockholders.

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

On June 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “June 2025 Extension Amendment”) to extend the Termination Date from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times by an additional one month each time after July 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2025, or a total of up to three months after June 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the June 2025 Extension Amendment, the holders of 527 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.92 per share, for an aggregate redemption amount of approximately $6,808. Following such redemptions, approximately $3,370,477 was left in trust and 258,251 Public Shares remained outstanding.

Following the approval of the June 2025 Extension Amendment on June 16, 2025, on June 16, 2025, the Company issued an unsecured promissory note in the principal amount of $90,000 (the “Sixth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On September 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “September 2025 Extension Amendment”) to extend the Termination Date from September 17, 2025 to March 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after October 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2026, or a total of up to six months after September 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the September 2025 Extension Amendment, the holders of 38,215 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.37 per share, for an aggregate redemption amount of approximately $511,042. Following such redemptions, approximately $2,967,964 was left in trust and 220,036 Public Shares remained outstanding.

Through the date of this report, the Company has deposited $2,070,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, and five drawdowns under the Seventh Extension Note (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to February 17, 2026. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of March 31, 2025 and December 31, 2024, $1,770,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

On May 9, 2024, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among the Company, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. On September 16, 2024, the Company entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”), by and among the Company, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest, Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (together with Xtribe PLC, “Xtribe”), which amends and restates the Original Business Combination Agreement in its entirety. In connection with the Initial Business Combination, the Company, WinVest (BVI) Ltd. and Xtribe (BVI) Ltd. have filed a registration statement on Form F-4, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 31, 2025, and which includes a proxy statement/prospectus (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) relating to the Initial Business Combination. The Company will call a special meeting of stockholders in order to vote on the proposals described in the Proxy Statement/Prospectus.

During 2025, the Company ceased its efforts to consummate the previously announced business combination with Xtribe, and on December 2, 2025, the Company terminated the A&R Business Combination Agreement.

On December 2, 2025, WinVest Acquisition Corp. entered into a Business Combination Agreement with WinVest Holdings Corp., WinVest Merger Sub I Limited, WV Merger Sub II Corp., a Delaware corporation and a wholly-owned subsidiary of Pubco, and Embed Financial Group Cayman Holdings. The Business Combination was not yet consummated as of the date of this filing. Refer to the Company’s Form 8-K filed on December 2, 2025 for additional information.

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

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. In June 2024, the Company’s stockholders redeemed 650,790 Public Shares for a total of $7,367,204. In December 2024, the Company’s stockholders redeemed 233,555 Public Shares for a total of $2,801,498. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of March 31, 2025 and December 31, 2024 and determined that a contingent liability should be calculated and recorded. As of March 31, 2025 and December 31, 2024, the Company recorded $182,130 of excise tax liability calculated as 1% of total shares redeemed.

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

Going Concern

As of March 31, 2025, the Company had $580 in its operating bank account and a working capital deficit of $6,637,935. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the three months ended March 31, 2025, the Company had a net loss of $708,544 and expenses from operating activities were $730,258, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the January 2025 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, the Company generated dividend income on such money market funds. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until February 17, 2025 to consummate the Initial Business Combination. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 6, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2025. The Company’s effective tax rate was (0.6)% and (29.1)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024 due to non-deductible transaction costs and changes in the valuation allowance on the deferred tax assets.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash held in Trust Account at March 31, 2025	$3,260,834	$3,260,834	$-	$-

Cash and money market funds held in Trust Account at December 31, 2024	$3,144,707	$3,144,707	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended March 31, 2025.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended March 31, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(708,544)
Denominator:
Weighted-average shares outstanding	258,778	2,875,000
Basic and diluted net loss per share	$-	$(0.25)

For the Three Months Ended March 31, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(106,446)
Denominator:
Weighted-average shares outstanding	1,143,123	2,875,000
Basic and diluted net loss per share	$-	$(0.04)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of March 31, 2025 and December 31, 2024. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the March 2021 Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the March 2021 Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or March 31, 2025, management has not recorded any such adjustment to the Company’s financial statements.

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of March 31, 2025, the Company had effected drawdowns of $1,000,000 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

January 2025 Promissory Note – Related Party

On January 31, 2025, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $1,000,000 (the “January 2025 Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of March 31, 2025, the Company had effected drawdowns of $122,202 under the January 2025 Promissory Note. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of March 31, 2025 and December 31, 2024 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of March 31, 2025 and December 31, 2024 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of March 31, 2025 and December 31, 2024 was $330,000.

As previously disclosed, in connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, the Company issued the Fourth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of March 31, 2025 and December 31, 2024 was $180,000.

As previously disclosed, in connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued the Fifth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of March 31, 2025 and December 31, 2024 was $120,000 and $30,000, respectively.

As previously disclosed, in connection with the approval of the June 2025 Extension Amendment on June 16, 2025, on June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the extension of the Termination Date. The Sixth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Sixth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has effected drawdowns of an aggregate of $2,070,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to February 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the First and Second Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or March 31, 2025, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of March 31, 2025, $375,000 is owed to the Sponsor under this agreement.

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

On January 15, 2026, the Company issued to Chardan a formal notice of termination of the M&A Agreement. The termination takes effect 45 days from the date of this notice.

As of March 31, 2025 and December 31, 2024, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of March 31, 2025 and December 31, 2024:

Common Shares Subject to Possible Redemption

Balance, December 31, 2023	$12,453,412
Deposits to Trust Account	485,000
Remeasurement of common stock subject to possible redemption	415,047
Taxes withdrawn from Trust Account	(40,050)
Amount owed to Trust Account in connection with over withdrawal	97,434
Redemption of common stock	(10,168,702)
Balance, December 31, 2024	3,242,141
Deposits to Trust Account	90,000
Remeasurement of common stock subject to possible redemption	26,128
Balance, March 31, 2025	$3,358,269

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024.

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

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$(730,258)	$(225,101)
Interest earned on cash and money market funds held in Trust Account	$25,714	$142,655

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash held in Trust Account and general and administrative expenses. The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Co. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

April Extension

On April 16, 2025, the Company effected the fifth drawdown of $30,000 under the Fifth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from April 17, 2025 to May 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

May Extension

On May 15, 2025, the Company effected the sixth drawdown of $30,000 under the Fifth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from May 17, 2025 to June 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

June 2025 Special Meeting of Stockholders

On June 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, the June 2025 Extension Amendment to extend the Termination Date from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times by an additional one month each time after July 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2025, or a total of up to three months after June 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the June 2025 Extension Amendment, the holders of 527 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.92 per share, for an aggregate redemption amount of approximately $6,808. Following such redemptions, approximately $3,370,477 was left in trust and 258,251 Public Shares remained outstanding.

Following the approval of the June 2025 Extension Amendment, on June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

At the special meeting, the Company’s stockholders also voted in favor of a proposal to effect a corresponding amendment to the Trust Agreement by and between the Company and Continental Stock Transfer & Trust Co. (the “Trustee”) to extend the date on which the Trustee must liquidate the Trust Account from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to further extend the liquidation date on a monthly basis for up to two times from July 17, 2025 to September 17, 2025.

The Company has caused $90,000 to be deposited into the Trust Account in connection with three drawdowns under the Sixth Extension Note pursuant to the extension of the termination date to September 17, 2025. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), issued as part of the units sold in the IPO (the “Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

Trust Agreement Disbursement Amendment

On June 17, 2025, the Company and the Trustee entered into an amendment to the Trust Agreement to provide that in the event of the Company’s dissolution, up to $100,000 of interest income earned on the Trust Account may be used to cover the Company’s liquidation and dissolution expenses, consistent with the Company’s historic disclosure on the terms of the Trust Agreement.

September 2025 Special Meeting of Stockholders

On September 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, the September 2025 Extension Amendment to extend the Termination Date from September 17, 2025 to October 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after October 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2026, or a total of up to six months after September 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the September 2025 Extension Amendment, the holders of 38,215 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.37 per share, for an aggregate redemption amount of approximately $511,042. Following such redemptions, approximately $2,942,500 was left in trust and 220,036 Public Shares remained outstanding.

Following the approval of the September 2025 Extension Amendment, on September 16, 2025, the Company issued the Seventh Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

At the special meeting, the Company’s stockholders also voted in favor of a proposal to effect a corresponding amendment to the Trust Agreement by and between the Company and Continental Stock Transfer & Trust Co. (the “Trustee”) to extend the date on which the Trustee must liquidate the Trust Account from September 17, 2025 to March 17, 2026.

October Extension

On October 10, 2025, the Company effected the second drawdown of $30,000 under the Seventh Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from October 17, 2025 to November 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

November Extension

On November 7, 2025, the Company effected the third drawdown of $30,000 under the Seventh Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from November 17, 2025 to December 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

December Extension

On December 10, 2025, the Company effected the fourth drawdown of $30,000 under the Seventh Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from December 17, 2025 to January 17, 2026. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

January Extension

On January 10, 2026, the Company effected the fifth drawdown of $30,000 under the Promissory Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from January 17, 2026 to February 17, 2026. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share, issued as part of the units sold in the IPO (“Public Shares”) upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

Demand Letter

On December 17, 2025, the Company received a letter from counsel to Xtribe P.L.C. (“Xtribe”) asserting claims related to an alleged breach of the terminated business combination agreement between the Company and Xtribe. On December 29, 2025, counsel to the Company responded, denying all allegations. The Company believes the claims are without merit and intends to defend against them vigorously. No legal proceeding has been commenced as of the date of issuance of these financial statements. Management has determined that no accrual is required, as any potential loss is not considered probable and cannot be reasonably estimated.

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

As of March 31, 2025, and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through March 31, 2025, related to our formation, raising funds through our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination (as defined below). We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of March 31, 2025 and December 31, 2024 was $750,000.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of March 31, 2025 and December 31, 2024 was $390,000.

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

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of March 31, 2025 and December 31, 2024 was $330,000.

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

On May 9, 2024, we entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among the Company, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. On September 16, 2024, we entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”), by and among the Company, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest, Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (together with Xtribe PLC, “Xtribe”), which amends and restates the Original Business Combination Agreement in its entirety. In connection with the Initial Business Combination, the Company, WinVest (BVI) Ltd. and Xtribe (BVI) Ltd. have filed a registration statement on Form F-4, which was declared effective by the Securities and Exchange Commission on March 31, 2025, and which includes a proxy statement/prospectus (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) relating to the Initial Business Combination. The Company will call a special meeting of stockholders in order to vote on the proposals described in the Proxy Statement/Prospectus.

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

Following the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fourth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of March 31, 2025 and December 31, 2024 was $180,000.

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

In connection with the vote to approve the December 2024 Extension Amendment, the holders of 233,555 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.00 per share, for an aggregate redemption amount of approximately $2,801,498. Following such redemptions, approximately $3,104,049 was left in the Trust Account and 258,778 Public Shares remained outstanding.

Following the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note,” and collectively with the First Extension Note, the Second Extension Note, the Third Extension Note, and the Fourth Extension Note, the “Extension Notes”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of March 31, 2025 and December 31, 2024 was $120,000 and $30,000, respectively.

On January 31, 2025, we issued an unsecured promissory note to the Sponsor (the “January 2025 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Through the date of this report, we have effected drawdowns of $277,756 under the January 2025 Promissory Note.

On June 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “June 2025 Extension Amendment”) to extend the Termination Date from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times by an additional one month each time after July 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2025, or a total of up to three months after June 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the June 2025 Extension Amendment, the holders of 527 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $12.92 per share, for an aggregate redemption amount of approximately $6,808. Following such redemptions, approximately $3,336,054 was left in trust and 258,251 Public Shares remained outstanding.

On June 16, 2025, the Company issued an unsecured promissory note in the principal amount of $90,000 (the “Sixth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, we have effected drawdowns of $2,070,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to February 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to our Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

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

Nasdaq Delisting

As previously disclosed, on September 17, 2024, we received a written notice (the “Notice”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we had failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. In response to the Notice, we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which was held on November 12, 2024. On December 17, 2024, we received a written notice (the “Decision”) from Nasdaq that the Panel had granted our request to continue our listing on Nasdaq until March 17, 2025 (the “Extended Date”), provided that we comply with certain conditions, including that we would have completed the Initial Business Combination on or before the Extended Date, and that the combined company would have demonstrated compliance with all applicable requirements for an initial listing on Nasdaq.

On March 18, 2025, we received a written notice (the “Delisting Notice”) from the Panel indicating that the Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on March 20, 2025, due to our failure to satisfy the terms of the Panel’s Decision, including the requirement that we complete the Initial Business Combination on or before the Extended Date.

In connection with the delisting and suspension, we expect that Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed.

Following suspension of trading on Nasdaq, our Public Shares, Rights, Units and Public Warrants commenced trading on the OTC Markets under the tickers “WINV,” “WINVR,” “WINVU,” and “WINVW,” respectively. There may be a very limited market in which our securities are traded, and the trading price of the Company’s securities may be adversely affected. We can provide no assurance that our securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our securities on this market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities.

Results of Operations and Known Trends or Future Events

All activities through March 31, 2025 were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. There has been no significant change in our trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended March 31, 2025, our net loss was $708,544 and expenses from operating activities were $730,258, as compared to a net loss of $106,446 and expenses from operating activities of $225,101 for the three months ended March 31, 2024. These increases were mainly due to an increase in legal and professional fees for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to efforts being made to complete our Initial Business Combination. We intend to use our operating cash held outside the Trust Account and any funds that we may borrow under promissory notes issued to our Sponsor primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $580 in our operating bank account and a working capital deficit of $6,637,935, as compared to $566 in our operating bank account and a working capital deficit of $5,813,265 as of December 31, 2024. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of March 31, 2025 and December 31, 2024. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of March 31, 2025. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

On October 31, 2023, we issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. As of March 31, 2025, we had effected drawdowns of $1,000,000 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The balance on the Third Extension Note as of March 31, 2025 was $330,000.

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

In connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued the Fourth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fourth Extension Note as of March 31, 2025 was $180,000.

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

In connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued the Fifth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fifth Extension Note as of March 31, 2025 was $120,000.

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

On January 31, 2025, we issued the January 2025 Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2025, we have effected drawdowns of $122,202 under the January 2025 Promissory Note.

As of March 31, 2025, we had cash held in the Trust Account of approximately $3.3 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, we had not commenced any operations. All activity for the fiscal years ended December 31, 2024, 2023 and 2022 and the three months ended March 31, 2025 relates to identifying a target company for an Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until February 17, 2026.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation from our current available funds outside the Trust Account, including the approximate amount of $877,798 still available to us under the January 2025 Promissory Note as of March 31, 2025, and from up to $100,000 of interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to pay for dissolution expenses. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2025, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. We have adopted ASU 2023-07.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the Trust Agreement and incorrectly filing income taxes in the state of Delaware and other accounting reconciliations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, filed on March 6, 2025, except as set forth below:

There are no assurances that the Charter Extension Amendment will enable us to complete an Initial Business Combination.

Approving the Charter Extension Amendment involves a number of risks. Even if the Charter Extension Amendment is approved, we can provide no assurances that the Initial Business Combination will be consummated prior to March 17, 2026. Our ability to consummate any Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the vote to approve the Charter Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Initial Business Combination. Even if the Charter Extension Amendment is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate the Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension Amendment vote and the Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Shares on the open market. The price of our Public Shares may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Shares at favorable prices, or at all.

We have been delisted from Nasdaq, and there is a limited trading volume for our securities on the OTC Markets.

Our securities were previously listed on The Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO Registration Statement, which, in the case of WinVest, was September 14, 2024 (the “Nasdaq Deadline”). We did not complete a business combination prior to the Nasdaq Deadline. As a result, we are in violation of Nasdaq IM-5101-2.

As previously reported, on September 17, 2024, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we had failed to comply with Nasdaq Listing Rules IM-5101-2. Pursuant to the Notice, unless we timely requested a hearing to appeal this determination before the Panel by September 24, 2024, our securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on September 26, 2024.

On September 24, 2024, we timely requested a hearing before the Panel to appeal the Notice and to request sufficient time to close our Initial Business Combination with Xtribe, which request stayed the suspension of trading on our securities. Such hearing was held on November 12, 2024, at which we requested that the Panel grant our request for an extension until the Nasdaq Extension Date. On December 17, 2024, we received a written notice from the Office of General Counsel of Nasdaq informing us that the Panel had granted the Company’s request to continue its listing on Nasdaq until the Nasdaq Extension Date. The Panel’s decision allowed our securities to remain listed on Nasdaq through the Nasdaq Extension Date, provided that we comply with certain conditions, including that we would have completed our Initial Business Combination on or before the Nasdaq Extension Date, and that the combined company would have demonstrated compliance with all applicable requirements for an initial listing on Nasdaq.

On March 18, 2025, we received the Delisting Notice from the Panel, indicating that the Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on March 20, 2025, due to our failure to satisfy the terms of the Panel’s decision, including the requirement that we complete an Initial Business Combination on or before the Nasdaq Extension Date.

Our Public Shares, Rights, Units and Public Warrants are currently traded under the symbols “WINV,” “WINVR,” “WINVU,” and “WINVW,” respectively, on the OTC Markets, which is an inter-dealer automated quotation system for equity securities not listed on a national securities exchange. We do not currently meet the listing standards of Nasdaq or any other national securities exchange. We presently anticipate that our securities will continue to be quoted on the OTC Markets. There is a limited trading volume for our securities. As a result, relatively small trades of our securities may have a significant impact on the price of our securities and, therefore, may contribute to the price volatility of our securities. Because of limited trading volume in our securities and the price volatility of our securities, our existing investors may be unable to sell their securities when they desire or at the price they desire. The inability to sell their securities in a declining market because of such illiquidity or at a price they desire may substantially increase our investors’ risk of loss.

The delisting of our securities from Nasdaq may have an adverse effect on institutional investor interest in holding or acquiring our securities and otherwise reduce the number of investors willing to hold or acquire our securities. This could negatively affect our ability to raise capital necessary to maintain operations and service our debt or effect any restructuring of our outstanding indebtedness.

Other material adverse effects we may face as a result of the delisting of our securities from Nasdaq include:

●	a limited availability of market quotations for our securities;
●	a determination that our Public Shares are a “penny stock,” which will require brokers trading in such shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, now that we are not currently listed on Nasdaq, our securities do not qualify as covered securities under such statute and we are subject to regulation in each state in which we offer our securities.

The ordinary shares of the combined company being listed on Nasdaq is a condition to the closing of our Initial Business Combination. Since we do not currently meet the listing standards of Nasdaq, it may be difficult for us to meet, at the closing of the Initial Business Combination, the minimum initial listing standards set forth in the Nasdaq listing standards, and we cannot assure you that the newly listed ordinary shares of the combined company will be listed on Nasdaq. As such, our delisting from Nasdaq presents a material risk to the closing of the Initial Business Combination. If one or more closing conditions are not satisfied or waived, the Initial Business Combination will not occur, or will be delayed pending the waiver of such closing conditions, and such delay may cause WinVest and Embed Financial Group Cayman Holdings to each lose some or all of the intended benefits of the Initial Business Combination.

In addition, if we do not complete the Initial Business Combination, the delisting may make us less attractive as a merger partner for other potential target companies, as many targets seek to merge with entities that offer immediate access to a major national securities exchange. This could materially impair our ability to complete a business combination with other merger partners within the required timeframe, potentially subjecting us to dissolution and the return of funds held in trust to our public stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 15, 2025, the Company effected the sixth drawdown of $30,000 under the Fifth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from May 17, 2025 to June 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

On June 16, 2025, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, the June 2025 Extension Amendment to extend the Termination Date from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times by an additional one month each time after July 17, 2025, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2025, or a total of up to three months after June 17, 2025, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

On June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. Through the date of this report, the Company has effected three drawdowns for a total of $90,000 on the Sixth Extension Note.

At the special meeting on June 16, 2025, the Company’s stockholders also voted in favor of a proposal to effect a corresponding amendment to the Investment Management Trust Agreement (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Co. (the “Trustee”) to extend the date on which the Trustee must liquidate the Trust Account from June 17, 2025 to July 17, 2025, and to allow the Company, without another stockholder vote, to elect to further extend the liquidation date on a monthly basis for up to two times from July 17, 2025 to September 17, 2025.

On June 17, 2025, the Company and Continental entered into an amendment to the Trust Agreement to provide that in the event of the Company’s dissolution, up to $100,000 of interest income earned on the Trust Account may be used to cover the Company’s liquidation and dissolution expenses, consistent with the Company’s historic disclosure on the terms of the Trust Agreement.

Through the date of this report, the Company has caused $90,000 to be deposited into the Trust Account in connection with three drawdowns under the Sixth Extension Note pursuant to the extension of the termination date to September 17, 2025. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), issued as part of the units sold in the IPO (the “Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

On August 29, 2025, the Company filed a definitive proxy statement with the SEC to amend its Certificate of Incorporation to extend the Termination Date from September 17, 2025 to October 17, 2025 upon the deposit into the Trust Account of $30,000, to be loaned to the Company by the Sponsor or one or more of its affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to for up to five Additional Extensions, by resolution of the Company’s board of directors, if requested by the Company’s Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2026, or a total of up to six months after September 17, 2025, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to the deposit of an additional $30,000 per Additional Extension into the Trust Account by the Sponsor or its affiliates, members or third-party designees.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amended and Restated Business Combination Agreement, dated as of September 16, 2024, by and among WinVest Acquisition Corp., WinVest (BVI) Ltd., Xtribe P.L.C. and Xtribe (BVI) Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024)

3.1	Amended and Restated Certificate of Incorporation, dated September 14, 2021, as amended through June 17, 2025

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

3.3	Extension Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.1	Promissory Note, dated January 31, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025)

10.2	Promissory Note, dated June 16, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.3	Amendment No. 5 to Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.4	Amendment No. 6 to Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINVEST ACQUISITION CORP.

By:	/s/ Manish Jhunjhunwala
Manish Jhunjhunwala
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 4, 2026

