Form 10-Q
period 2025-06-30
WinVest Acquisition Corp.
filed 2026-02-04
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$566
Related party receivable	97,434	97,434
Prepaid expenses, short-term portion	56,198	97,078
Total current assets	153,632	195,078

Cash and marketable securities held in Trust Account	3,370,477	3,144,707
Total assets	3,524,109	3,339,785

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,104,325	2,468,713
Income tax payable	135,000	128,000
Excise tax payable	182,130	182,130
Related party payables	404,965	345,000
Extension note, related party	1,860,000	1,680,000
Promissory note, related party	1,513,156	1,204,500
Total current liabilities	7,199,576	6,008,343
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	11,224,576	10,033,343

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 258,251 shares outstanding at redemption values of $13.40 and $12.53 per share as of June 30, 2025 and December 31, 2024, respectively	3,461,104	3,242,141

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 258,251 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(11,161,859)	(9,935,987)
Total stockholders’ deficit	(11,161,571)	(9,935,699)
Total liabilities and stockholders’ deficit	$3,524,109	$3,339,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating expenses:	$313,917	$553,160	$1,044,175	$778,261
Loss from operations	(313,917)	(553,160)	(1,044,175)	(778,261)

Other income:
Interest income	25,360	141,953	51,074	284,608
Interest expense	-	-	-	-
Total other income	25,360	141,953	51,074	284,608

Loss before income taxes	(288,557)	(411,207)	(993,101)	(493,653)
Provision for income taxes	(3,000)	(29,000)	(7,000)	(53,000)

Net loss	$(291,557)	$(440,207)	$(1,000,101)	$(546,653)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	258,696	942,880	258,737	1,043,001
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.10)	$(0.15)	$(0.35)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,875,000	$288	$-	$(6,742,352)	$(6,742,064)
Remeasurement of common stock to redemption value	-	-	-	(262,269)	(262,269)
Net loss	-	-	-	(106,446)	(106,446)
Balance, March 31, 2024	2,875,000	288	-	(7,111,067)	(7,110,779)
Remeasurement of common stock to redemption value	-	-	-	(281,411)	(281,411)
Excise tax payable	-	-	-	(73,672)	(73,672)
Net loss	-	-	-	(440,207)	(440,207)
Balance, June 30, 2024	2,875,000	288	-	(7,906,357)	(7,906,069)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2025	2,875,000	$288	$-	$(9,935,987)	$(9,935,699)
Remeasurement of common stock to redemption value	-	-	-	(116,127)	(116,127)
Net loss	-	-	-	(708,544)	(708,544)
Balance, March 31, 2025	2,875,000	288	-	(10,760,658)	(10,760,370)
Remeasurement of common stock to redemption value	-	-	-	(109,644)	(109,644)
Net loss	-	-	-	(291,557)	(291,557)
Balance, June 30, 2025	2,875,000	288	-	(11,161,859)	(11,161,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,000,101)	$(546,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(52,578)	(278,730)
Changes in operating assets and liabilities:
Changes in taxes receivable	-	99,814
Changes in prepaid expenses	40,880	(36,579)
Changes in accounts payable and accrued expenses	635,612	219,429
Changes in taxes payable	7,000	(67,000)
Changes in related party payables	59,965	60,000
Net cash used in operating activities	(309,222)	(549,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(180,000)	(305,000)
Withdrawal of interest from Trust Account to pay taxes	-	40,050
Cash withdrawn from Trust Account in connection with redemption	6,808	7,367,204
Net cash provided by investing activities	(173,192)	7,102,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	308,656	472,200
Proceeds from extension note - related party	180,000	305,000
Redemption of common stock	(6,808)	(7,367,204)
Net cash used in financing activities	481,848	(6,590,004)

NET CHANGE IN CASH	(566)	(37,469)
Cash - Beginning of period	566	37,946
Cash - End of period	$0	$477

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Accretion of common stock to redemption value	$225,770	$543,680
Excise tax payable	$-	$73,672

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

As of June 30, 2025, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2025 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account (as defined below) in January 2025, the Company generated dividend income on such money market funds.

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

Following the approval of the September 2025 Extension Amendment on September 16, 2025, on September 16, 2025, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Seventh Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,070,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, and five drawdown under the Seventh Extension Note (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to February 17, 2026. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of June 30, 2025 and December 31, 2024, $1,860,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

During 2025, the Company ceased its efforts to consummate the previously announced business combination with Xtribe, and on December 2, 2025, the Company terminated the A&R Business Combination Agreement..

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

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. In June 2024, the Company’s stockholders redeemed 650,790 Public Shares for a total of $7,367,204. In December 2024, the Company’s stockholders redeemed 233,555 Public Shares for a total of $2,801,498. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of June 30, 2025 and December 31, 2024 and determined that a contingent liability should be calculated and recorded. As of June 30, 2025 and December 31, 2024, the Company recorded $182,130 of excise tax liability calculated as 1% of total shares redeemed.

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

Going Concern

As of June 30, 2025, the Company had $0 in its operating bank account and a working capital deficit of $7,045,944. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the six months ended June 30, 2025, the Company had a net loss of $1,000,101 and expenses from operating activities were $1,044,175, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the Sponsor Promissory Notes, primarily to pay corporate filing and compliance expenses, evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, the Company generated dividend income on such money market funds. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until February 17, 2026 to consummate the Initial Business Combination. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year. Management’s plan to address the February 17, 2026 liquidation is to complete its Initial Business Combination.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 6, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025. The Company’s effective tax rate was (1.0)% and (7.1)% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was (0.7)% and (10.7)% for the six months ended June 30, 2025 and 2024, respectively The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024 due to non-deductible transaction costs and changes in the valuation allowance on the deferred tax assets.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash held in Trust Account at June 30, 2025	$3,370,477	$3,370,477	$-	$-

Cash and money market funds held in Trust Account at December 31, 2024	$3,144,707	$3,144,707	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the three and six months ended June 30, 2025.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended June 30, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(291,557)
Denominator:
Weighted-average shares outstanding	258,696	2,875,000
Basic and diluted net loss per share	$-	$(0.10)

For the Three Months Ended June 30, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(440,207)
Denominator:
Weighted-average shares outstanding	942,880	2,875,000
Basic and diluted net loss per share	$-	$(0.15)

For the Six Months Ended June 30, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(1,000,101)
Denominator:
Weighted-average shares outstanding	258,737	2,875,000
Basic and diluted net loss per share	$-	$(0.35)

For the Six Months Ended June 30, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(546,653)
Denominator:
Weighted-average shares outstanding	1,043,001	2,875,000
Basic and diluted net loss per share	$-	$(0.19)

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

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of June 30, 2025 and December 31, 2024. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

The Company analyzed the conversion feature of the March 2021 Promissory Note into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Prior to any Initial Business Combination, the outstanding amounts under the March 2021 Promissory Note are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date, and the reporting date, or June 30, 2025, management has not recorded any such adjustment to the Company’s financial statements.

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of June 30, 2025, the Company had effected drawdowns of $1,000,000 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

January 2025 Promissory Note – Related Party

On January 31, 2025, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $1,000,000 (the “January 2025 Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of June 30, 2025, the Company had effected drawdowns of $213,156 under the January 2025 Promissory Note. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of June 30, 2025 and December 31, 2024 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of June 30, 2025 and December 31, 2024 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of June 30, 2025 and December 31, 2024 was $330,000.

As previously disclosed, in connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, the Company issued the Fourth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of June 30, 2025 and December 31, 2024 was $180,000.

As previously disclosed, in connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued the Fifth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of June 30, 2025 and December 31, 2024 was $180,000 and $30,000, respectively.

As previously disclosed, in connection with the approval of the June 2025 Extension Amendment on June 16, 2025, on June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the extension of the Termination Date. The Sixth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Sixth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Sixth Extension Note as of June 30, 2025 and December 31, 2024 was $30,000 and $0, respectively.

Through the date of this report, the Company has effected drawdowns of an aggregate of $2,070,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to February 17, 2026. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

The Company analyzed the conversion feature of the First and Second Extension Notes into private warrants under ASC 815, Derivatives and Hedging, ASC 450, Contingencies, ASC 480, Distinguishing Liabilities from Equity and ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” Prior to an Initial Business Combination, the outstanding amounts under the Extension Notes are recorded as a liability on the balance sheet. The conversion feature for any such outstanding amounts requires liability treatment on the balance sheet and should be recorded at fair value with changes to the fair value being recorded through the income statement. Once converted, the private warrants, being identical to the Public Warrants, will be classified under equity treatment. However, given that the fair value of such conversion feature is not material as of the latest drawdown date of each of the Extension Notes, the reporting date, or June 30, 2025, management has not recorded any such adjustment to the Company’s financial statements.

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of June 30, 2025, approximately $405,000 is owed to the Sponsor under this agreement.

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

As of June 30, 2025 and December 31, 2024, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of June 30, 2025 and December 31, 2024:

Common Shares Subject to Possible Redemption

Balance, December 31, 2023	$12,453,412
Deposits to Trust Account	485,000
Remeasurement of common stock subject to possible redemption	415,047
Taxes withdrawn from Trust Account	(40,050)
Amount owed to Trust Account in connection with over withdrawal	97,434
Redemption of common stock	(10,168,702)
Balance, December 31, 2024	3,242,141
Deposits to Trust Account	180,000
Remeasurement of common stock subject to possible redemption	52,578
Balance, June 30, 2025	$3,461,104

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
General and administrative expenses	$(1,044,175)	$(778,261)
Interest earned on cash and money market funds held in Trust Account	$51,074	$284,608

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

July Extension

On July 16, 2025, the Company effected the second drawdown of $30,000 under the Sixth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from July 17, 2025 to August 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

August Extension

On August 14, 2025, the Company effected the third drawdown of $30,000 under the Sixth Extension Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from April 17, 2025 to May 17, 2025. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination.

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

Following the approval of the September 2025 Extension Amendment, on September 16, 2025, the Company issued the Seventh Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $9180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

As of June 30, 2025, and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through June 30, 2025, related to our formation, raising funds through our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds.

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

In connection with the vote to approve the September 2025 Extension Amendment, the holders of 38,215 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.37 per share, for an aggregate redemption amount of approximately $511,042. Following such redemptions, approximately $2,942,500 was left in trust and 2220,036 Public Shares remained outstanding.

Following the approval of the September 2025 Extension Amendment on September 16, 2025, on September 16, 2025, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Seventh Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,070,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, and five drawdowns under the Seventh Extension Note (collectively the “Extension Notes”) pursuant to the extension of the Termination Date to February 17, 2026. Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of June 30, 2025 and December 31, 2024, $1,860,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

Results of Operations and Known Trends or Future Events

All activities through June 30, 2025 were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. There has been no significant change in our trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the six months ended June 30, 2025, our net loss was $1,000,101 and expenses from operating activities were $1,044,175, as compared to a net loss of $546,653 and expenses from operating activities of $778,261 for the six months ended June 30, 2024. These increases were mainly due to an increase in legal and professional fees for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 due to efforts being made to complete our Initial Business Combination. We intend to use our operating cash held outside the Trust Account and any funds that we may borrow under promissory notes issued to our Sponsor primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $0 in our operating bank account and a working capital deficit of $7,045,944, as compared to $566 in our operating bank account and a working capital deficit of $5,813,265 as of December 31, 2024. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of June 30, 2025 and December 31, 2024. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of June 30, 2025. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

On January 31, 2025, we issued the January 2025 Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2025, we have effected drawdowns of $213,156 under the January 2025 Promissory Note.

As of June 30, 2025, we had cash held in the Trust Account of approximately $3.4 million. We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes and up to $100,000 of dissolution expenses, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to consummate an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, we had not commenced any operations. All activity for the fiscal years ended December 31, 2024, 2023 and 2022 and the three and six months ended June 30, 2025 relates to identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until February 17, 2026 to consummate our Initial Business Combination, which is 51 months from the closing of our Initial Public Offering. Our plan to address the February 17, 2025 liquidation is to consummate our Initial Business Combination.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation from our current available funds outside the Trust Account, including the approximate amount of $786,344 still available to us under the January 2025 Promissory Note as of June 30, 2025, and from up to $100,000 of interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to pay for dissolution expenses. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the Trust Agreement and incorrectly filing income taxes in the state of Delaware and other accounting reconciliations.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amended and Restated Business Combination Agreement, dated as of September 16, 2024, by and among WinVest Acquisition Corp., WinVest (BVI) Ltd., Xtribe P.L.C. and Xtribe (BVI) Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2024)

3.1	Amended and Restated Certificate of Incorporation, dated September 14, 2021, as amended through June 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

3.3	Extension Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.1	Promissory Note, dated January 31, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025)

10.2	Promissory Note, dated June 16, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.3	Amendment No. 5 to Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.4	Amendment No. 6 to Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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

