Form 10-K
period 2025-12-31
WinVest Acquisition Corp.
filed 2026-03-30
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $3,547,354.

As of March 25, 2026, the Registrant had 3,080,950 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete an Initial Business Combination (as defined below)
●	the anticipated benefits of an Initial Business Combination
●	the issuance by the Securities and Exchange Commission (the “SEC”) of final rules to regulate special purpose acquisition companies;
●	the risk of being deemed an “investment company” for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	the volatility of the market price and liquidity of the Common Stock (as defined below) issued as part of the units sold in our Initial Public Offering (“Public Stock”) and our other securities;
●	the potential impact of the federal 1% excise tax;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our Initial Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from the Nasdaq Stock Market, LLC (“Nasdaq”) or an inability to have our securities listed on Nasdaq;
●	our ability to develop and maintain an effective system of internal control over financial reporting and to accurately report financial results in a timely manner;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the lack of a market for our securities;
●	our use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or
●	our financial performance.

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

●	We are an early-stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
●	If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until September 17, 2026 if we extend the period of time to consummate a business combination by the full amount of time before receiving distributions from the Trust Account.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.
●	Our investors are not entitled to protections normally afforded to investors of blank check companies.
●	We may issue shares of our capital stock to complete our Initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
●	The SEC’s final rules affecting special purpose acquisition companies may increase our costs and the time needed to complete our Initial Business Combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	We may not have sufficient working capital to cover our operating expenses.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.
●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.
●	Nasdaq has delisted our securities from trading on its exchange, which limits our investors’ ability to make transactions in our securities and subjects us to additional trading restrictions.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect our business and operating results.
●	Our insiders, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	Provisions in our amended and restated certificate of incorporation, bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
●	If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
●	The consummation of the EFGH Business Combination is subject to a number of conditions, and if those conditions are not satisfied or are waived, the Business Combination Agreement may be terminated in accordance with its terms and the EFGH Business Combination may not be completed.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our” or “our Company” refer to WinVest Acquisition Corp. References to our “founders” refers to Manish Jhunjhunwala and Jeff LeBlanc. References to our “management” or our “management team” refer to our officers and directors, and references to our “sponsor” refers to WinVest SPAC LLC, which is controlled by one of our founders. References to “founder shares” refer to the 2,875,000 shares of our common stock, $0.0001 par value per share (the “Common Stock”), held or controlled by WinVest SPAC LLC prior to our initial public offering (the “Initial Public Offering”). References to our “initial stockholders” refer to the holders of the founder shares. References to our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsor, WinVest SPAC LLC (the “Sponsor”). References to the “Trust Account” refer to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $116,150,000 in proceeds from the Initial Public Offering and the Private Placement (as defined below) were placed. As a result of the redemption of an aggregate of 11,279,964 shares of Common Stock held by our public stockholders, approximately $3.2 million remained in the Trust Account as of December 31, 2025.

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

In connection with the votes to approve the Extension Amendments (as defined below), the holders of an aggregate of 11,279,964 shares of our Public Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $116 million. Following such redemptions, 220,036 shares of our Public Stock remained outstanding, and at December 31, 2025, approximately $3.1 million was left in the Trust Account. For further information, see “Item 1. – Business – Effecting our Initial Business Combination.”

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

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our Initial Business Combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

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

Proposed Initial Business Combination with Xtribe

On September 16, 2024, we entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), by and among WinVest, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest (“WinVest BVI”), Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (“Xtribe BVI,” and together with Xtribe PLC, “Xtribe”), which amended and restated a business combination agreement entered into by and among WinVest, Xtribe PLC and certain affiliates thereof on May 9, 2024 in its entirety. However, during our fiscal year ended December 31, 2025, the proposed business combination with Xtribe was terminated.

Proposed Initial Business Combination with Embed Financial Group Holdings (“EFGH”)

On December 2, 2025, WinVest Acquisition Corp., a Delaware corporation (the “SPAC”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with WinVest Holdings Corp., an exempted company incorporated and registered in the Cayman Islands (“Pubco”), WinVest Merger Sub I Limited, an exempted company incorporated and registered in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), WV Merger Sub II Corp., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and Embed Financial Group Cayman Holdings, an exempted company incorporated and registered in the Cayman Islands (the “Company”). The proposed initial business combination has not been consummated as of the date of this filing.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, an Initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our Initial Business Combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. As we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of both December 31, 2025 and 2024 was $750,000.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2025 was $390,000.

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

In connection with the approval of the December 2024 Extension Amendment, on December 16, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note,” and collectively with the First Extension Note, the Second Extension Note, the Third Extension Note and the Fourth Extension Note, the “Extension Notes”) to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2025 was $180,000.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,130,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note and one drawdown under the eighth extension note (collectively the “Extension Notes”). Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of December 31, 2025 and December 31, 2024, $2,040,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

Certificate of Incorporation

Our Sponsor and initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our outstanding Public Stock if we do not complete an Initial Business Combination with in the period set forth in our Certificate of Incorporation or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Public Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income tax or other tax obligations, divided by the number of then-outstanding shares of Public Stock, in connection with any such vote. Our insiders and advisory board members have agreed to waive any conversion rights with respect to any founder shares and any Public Stock they may hold in connection with any vote to amend amended and restated our certificate of incorporation. Specifically, our Certificate of Incorporation provides, among other things, that:

●	prior to the consummation of our Initial Business Combination, we shall either (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the Trust Account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described herein;

●	we will consummate our Initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination;

●	if our Initial Business Combination is not consummated by September 17, 2026 (if we extend the period of time to consummate a business combination by the full amount of time), then our existence will terminate and we will distribute all amounts in the Trust Account to all of our public holders of shares of Common Stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our Initial Business Combination; and

●	prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination.

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

If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until September 17, 2026 (if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the Trust Account.

We have until September 17, 2026 (if we extend the period of time to consummate a business combination by the full amount of time) to consummate our Initial Business Combination. We may not be able to find a suitable target business and consummate our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. We have no obligation to return funds to investors prior to such date unless we consummate our Initial Business Combination prior thereto or we seek to amend our Certificate of Incorporation prior to the consummation of our Initial Business Combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our Initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate an investment, public security holders may be forced to sell their shares of Common Stock or Warrants, potentially at a loss.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if we are unable to complete a business combination by September 17, 2026 (as such date may be extended pursuant to the terms of our Certificate of Incorporation), our Certificate of Incorporation provides that we must cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our Current Charter provides that it will continue in existence only until September 17, 2026. If we are unable to consummate a transaction within the required time period and do not extend the Termination Date pursuant to the Charter Extension Amendment approved by our stockholders at the March 2026 Extension Meeting, upon notice from us, the trustee of the Trust Account will distribute the amount in our Trust Account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. However, we may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

If we have not completed our Initial Business Combination by September 17, 2026 (if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Stock for a pro rata portion of the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

A potential target may make it a closing condition to our Initial Business Combination that we have a certain amount of cash available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an Initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until September 17, 2026 in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

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

We can provide no assurances that an Initial Business Combination will be consummated prior to September 17, 2026. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. In connection with the votes to approve the Extension Amendments, the holders of an aggregate of 11,279,964 shares of our Public Stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $116 million since the Company’s inception. We will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if an Initial Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Stock on the open market. The price of our Public Stock may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Stock at favorable prices, or at all.

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

We have until September 17, 2026 (if we extend the period of time to consummate a business combination by the full amount of time) to complete our Initial Business Combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We were required by the Nasdaq Listing Rules to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement. As a result of our failure to consummate an Initial Business Combination within this time period, our securities were delisted.

Pursuant to IM-5101-2(b) of the Nasdaq Listing Rules, we were required to consummate an Initial Business Combination within 36 months of the effectiveness of our Initial Public Offering registration statement, or by September 14, 2024 (the “Nasdaq Deadline”). We did not complete our Initial Business Combination prior to the Nasdaq Deadline. As a result, we were in violation of Nasdaq IM-5101-2.

As previously reported, on September 17, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we had failed to comply with Nasdaq Listing Rules IM-5101-2. On September 24, 2024, we timely requested a hearing before the Panel to appeal the Notice. Our hearing before the Panel was held on November 12, 2024. On December 17, 2024, we received a written notice from the Office of General Counsel of Nasdaq informing us that the Panel had granted the Company’s request to continue its listing on Nasdaq until March 17, 2025 (the “Nasdaq Extension Date”). The Panel’s decision allowed our securities to remain listed on Nasdaq through the Nasdaq Extension Date, provided that we complied with certain conditions, including that we completed our Initial Business Combination on or before the Nasdaq Extension Date, and that the combined company will have demonstrated compliance with all applicable requirements for an initial listing on Nasdaq.

We did not complete an initial business combination by March 17, 2025. As such, we received a written notice from the NASDAQ panel on March 18, 2025 indicating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in WinVest’s securities would be suspended at the open of trading on March 20, 2025, due to the Company’s failure to satisfy the terms of the Panel’s Decision, including the requirement that the Company will have completed the Business Combination on or before the Extended Date. The following material consequence may occur as a result of our delisting:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with being listed on Nasdaq;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to shareholder litigation;
●	we may lose the interest of institutional investors in our securities;
●	we may lose media and analyst coverage; and
●	we would likely lose any active trading market for our securities, as our securities are only traded on one of the over-the-counter markets

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

Our insiders, officers, directors and advisory board members collectively beneficially own approximately 93% of our issued and outstanding shares of Common Stock. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers, directors and advisory board members have agreed to vote the shares of Common Stock owned by them immediately before the Initial Public Offering as well as any shares of Common Stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

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

In order to meet our working capital needs following the consummation of the Initial Public Offering, our initial stockholders, officers and directors or their affiliates or our Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a business combination. To date, we have received loans in the aggregate principal amount of $3,727,932 from the Sponsor. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2025, there were 84,899,556 authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the Rights, Private Placement Warrants and Public Warrants). We may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our Initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

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

Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities ceased being listed on Nasdaq, which is a national securities exchange, starting on March 20, 2025. As a result, investors’ ability to make transactions in our securities is limited. Further, as a result of the delisting we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock, Units, Rights and Warrants are no longer listed on Nasdaq, they do not qualify as covered securities under such statute. Thus, as our securities do not qualify as covered securities under such statute we may be subject to regulation in each state in which we offer our securities.

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

During the preparation of the Company’s financial statements as of and for the year ended December 31, 2024, the Company identified a material weakness in its internal control over financial reporting related to its Trust Account withdrawals. In 2023, the Company withdrew $898,940 of interest and dividend income earned in the Trust Account, which was restricted for payment of the Company’s tax liabilities as provided in the Company’s Certificate of Incorporation. In the period ended March 31, 2024, the Company withdrew $40,050 of interest and dividend income earned in the Trust Account and received a tax refund of $104,305 that was previously paid with the interest and dividend income earned on the Trust Account. During the year ended December 31, 2024, a portions of these funds were inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the Trust Agreement. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. Please refer to Item 9A in this report for additiona information regarding our internal controls over financial reporting.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, shares of Common Stock, Warrants and Rights are listed on OTC Markets under the symbols “WINVU,” “WINV,” “WINVW” and “WINVR,” respectively.

Holders

The number of holders of record does not include a substantially greater number of “street name” holders, or beneficial holders whose Units, shares of Common Stock, Warrants and Rights are held of record by banks, brokers and other financial institutions. As of March 5, 2026, there were 16 holders of record of our shares of Common Stock. As of such date, all of our Units and Rights were held in street name, and, aside from WinVest SPAC LLC, all of our Warrants were held in street name.

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

In connection with the Extension Amendments, the holders of an aggregate of 11,279,964 shares of our Public Stock have properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash, for an aggregate redemption amount of approximately $116 million. Following such redemptions, 220,036 shares of our Public Stock remained outstanding, and at December 31, 2025, approximately $3.1 million was left in the Trust Account.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,130,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note and one drawdown under the eighth extension note (collectively the “Extension Notes”). Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of December 31, 2025 and December 31, 2024, $2,040,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

The issuance of each of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its equity securities during the quarter ended December 31, 2025.

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

As of December 31, 2025, and the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2025, related to our formation, raising funds through our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe (as defined below). We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds.

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

The stockholders approved the November 2022 Extension Amendment at the November 2022 Extension Meeting. Accordingly, on December 5, 2022, we issued an unsecured promissory note in the principal amount of $750,000 (the “First Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants (as defined below) issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2025 and 2024 was $750,000.

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

In connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, we issued an unsecured promissory note in the principal amount of $390,000 (the “Second Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2025 and 2024 was $390,000.

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

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued an unsecured promissory note in the principal amount of $330,000 (the “Third Extension Note”) to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2025 and 2024 was $330,000.

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

On May 9, 2024, we entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among WinVest, WinVest Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, WinVest Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of WinVest, Xtribe P.L.C., a public limited company incorporated and registered in England and Wales with number 07878011 (“Xtribe PLC”), and Xtribe Group, LLC, a Delaware limited liability company and wholly-owned subsidiary of Xtribe PLC. On September 16, 2024, we entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”), by and among WinVest, WinVest (BVI) Ltd., a British Virgin Islands business company registered with company number 2157117 and a wholly owned subsidiary of WinVest, Xtribe PLC and Xtribe (BVI) Ltd., a British Virgin Islands business company registered with company number 2157137 and a wholly-owned subsidiary of Xtribe PLC (together with Xtribe PLC, “Xtribe”), which amends and restates the Original Business Combination Agreement in its entirety. The A&R Business Combination Agreement and the transactions contemplated therein were approved by our board of directors and the board of directors of Xtribe PLC. However, as of the date of the filing, the proposed business combination with Xtribe had been terminated.

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

Following the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fourth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of December 31, 2025 and 2024 was $180,000.

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

Following the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued an unsecured promissory note in the principal amount of $180,000 (the “Fifth Extension Note,” and collectively with the First Extension Note, the Second Extension Note, the Third Extension Note, and the Fourth Extension Note, the “Extension Notes”) to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2025 and 2024 was $180,000 and $30,000, respectively.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,130,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note and one drawdown under the eighth extension note (collectively the “Extension Notes”). Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of December 31, 2025 and December 31, 2024, $2,040,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

Results of Operations and Known Trends or Future Events

All activities through December 31, 2025, were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe (which has been terminated). We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the year ended December 31, 2025, our net loss was $1,414,690 and expenses from operating activities were $1,500,541, as compared to a net loss of $2,231,950 and expenses from operating activities of $2,572,890 for the year ended December 31, 2024. These decreases were mainly due to a decrease in legal and professional fees for the years ended December 31, 2025, as compared to the year ended December 31, 2024, due to efforts being made to complete our Initial Business Combination with Xtribe (which has been terminated). We intend to use our operating cash held outside the Trust Account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, we had $111 in our operating bank account and a working capital deficit of $7,693,418, as compared to $566 in our operating bank account and a working capital deficit of $5,813,265 as of December 31, 2024. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of December 31, 2024 and 2023. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half (1/2) share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of December 31, 2025. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

In connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, we issued the Third Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $330,000 in connection with the extension of the Termination Date. The balance on the Third Extension Note as of December 31, 2025 was $330,000.

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

In connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, we issued the Fourth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fourth Extension Note as of December 31, 2025 was $180,000.

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

In connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, we issued the Fifth Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $180,000 in connection with the extension of the Termination Date. The balance on the Fifth Extension Note as of December 31, 2025 was $180,000.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,130,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note and one drawdown under the eighth extension note (collectively the “Extension Notes”). Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of December 31, 2025 and December 31, 2024, $2,040,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, we had not commenced any operations. All activity for the years ended December 31, 2025, and 2024 relates to identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination with Xtribe. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until April 17, 2026 to consummate our Initial Business Combination.

Management’s plan to address the April 17, 2026 liquidation is to extend the liquidation period by one month increments by depositing $30,000 into the Trust Account each month for a total of up to five additional months to extend the liquidation period to September 17, 2026.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2025, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

As of December 31, 2025, we adopted ASU 2023-09, Income Taxes-Improvements to Income Tax Disclosures. We do not believe the adoption of the new standard, which requires additional tax related disclosure, had a material impact on our financial statements. Further, we do not believe there are any other accounting pronouncements that would materially impact our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the Trust Agreement and incorrectly filing income taxes in the state of Delaware.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Manish Jhunjhunwala	48	Chief Executive Officer, Chief Financial Officer and Director
Mark H. Madden	68	Chief Strategy Officer and Director
Alok R. Prasad	58	Head of Growth and Director
Lawrence S. Kramer	75	Director
Edward J. McGowan	55	Director
Dr. Alex Pentland	74	Director
Martin Schmidt	66	Director

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

John DiBacco

Mr. DiBacco has served as a member of our advisory board since September 14, 2021. He joined Clear Street in 2023 to help build its derivatives business. Prior to this role, he was Asset Class Head at Chicago Trading Company where he helped create an automated corporate bond trading platform. Before this, he was a senior member of the Management Committee at Virtu Financial, Inc. (“Virtu”), responsible for exchange traded funds and equity trading. Prior to Virtu’s acquisition of KCG Holdings, Inc. (“KCG”) in July 2017, Mr. DiBacco was the Global Head of Equity Trading at KCG. He began his career at UBS Investment Bank, a division of UBS Group AG, where he spent 14 years in many capacities responsible for several U.S. and global trading businesses. He is currently a board member of the Miami Options Exchange.

Kevin Gentzel

Mr. Gentzel has served as a member of our advisory board since September 14, 2021. He is the Global President of Channel Factory. Mr. Gentzel previously served at Novum as President and COO, and at Newsweek at Global Chief Commercial and Growth Officer. Mr. Gentzel joined Gannett as its first chief revenue officer in 2015 and led all advertising and marketing solutions revenue in North America, including USA TODAY, ReachLocal, and over 260 local news properties. He built and led a global team of 4,000 employees and was responsible for $1.6 billion in revenue. In 2019, Mr. Gentzel was promoted to President, Digital Marketing and Advertising Solutions, and under his leadership grew digital revenue in display, search and social to over $1 billion in annual recurring revenue and ran the full P&L for the $400 million digital marketing solutions business. Previously as Yahoo!’s head of advertising sales for North America, Mr. Gentzel oversaw the operations of the sales organization from developing new revenue streams and sales strategies to leading client meetings and activities at key industry events. Under his leadership, his team was responsible for $4 billion in advertising revenue. During his previous role as the Chief Revenue Officer at The Washington Post, he was responsible for launching and building the TWP Brand Studio, along with driving revenue across all products including print, digital, events, and conferences. Mr. Gentzel successfully led the commercial team through the sale of the company to Jeff Bezos. Prior to The Washington Post, Mr. Gentzel was president and group publisher at Forbes before his promotion to Forbes’ first Chief Revenue Officer in 2010. During his tenure as Chief Revenue Officer, he developed industry leading ad product innovation, including the early native advertising offering AdVoice, launched a Chief Marketing Officer practice, and cultivated a world-class sales leadership team of which included senior leaders across the media, tech and advertising industries. Mr. Gentzel is a regular speaker at industry events, such as the Financial Times Global Media Summit, Business Insider Ignition, the Forbes CMO Summit, the Digiday Publisher Summit, Advertising Week and the Cannes Advertising Festival. Mr. Gentzel graduated from the University of Florida with a BA in English Literature.

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

Jeff LeBlanc

Mr. LeBlanc, one of our founders, has served as a member of our advisory board since September 14, 2021. He is the co-founder of Sputnik 84, LLC (“Out of Print”), a direct-to-consumer merchandise platform for readers that was acquired by Penguin Random House LLC in 2017. He has over 20 years of experience in investing, advising startups and Fortune 500 companies, managing operations and launching new ventures. Mr. LeBlanc previously served in analyst roles at Greenlight Capital, Inc., where he covered long/short equity investments, as well as GE Capital and McKinsey and Co. Mr. LeBlanc currently serves as Chief Financial Officer of Greenland Mines Ltd and previously served on the boards of Riot New Media Group and Books for Africa. He received an MBA from Harvard Business School and a BS in Chemical Engineering from MIT.

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

David Siegel

Mr. Siegel has served as a member of our advisory board since September 14, 2021. Mr. Siegel is currently a professor at Tel Aviv University and serves as an advisor and board member for several ventures. He is the former Chief Executive Officer of Meetup, Inc. (“Meetup”), the largest online platform for finding and building local community. He has over 20 years of experience as a technology and digital media executive leading organizations through innovative product development, rapid revenue growth, and digital traffic acceleration. Prior to joining Meetup, Mr. Siegel was Chief Executive Officer of Investopedia LLC, and before that, he served as President of Seeking Alpha Inc. He is an adjunct professor at Columbia University, where he teaches strategic planning and entrepreneurship.

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

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 5, 2026, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 3,095,036 shares of Common Stock outstanding at March 5, 2026. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Common Stock beneficially owned by them. This table excludes any shares of Common Stock issuable upon exercise of the Company’s warrants, as such warrants are not exercisable within 60 days of March 5, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock
Directors and Named Executive Officers:
Manish Jhunjhunwala	53,576	1.7%
Mark H. Madden	28,000	*
Alok R. Prasad	28,000	*
Lawrence S. Kramer	28,000	*
Edward J. McGowan	28,000	*
Dr. Alex Pentland	28,000	*
Martin Schmidt	28,000	*
All current directors and executive officers as a group (seven individuals)	221,576	7.2%
Certain Stockholders:
WinVest SPAC LLC(2)	2,537,424	82.0%
Jeff LeBlanc(3)	2,565,424	82.9%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of our stockholders listed is C/O WinVest Acquisition Corp., 125 Cambridgepark Drive, Suite 301, Cambridge, Massachusetts 02140.

(2)	Consists of shares owned by WinVest SPAC LLC, our Sponsor. Jeff LeBlanc, one of our founders, is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Consists of 2,537,424 shares owned by our Sponsor and 28,000 shares held directly by Mr. LeBlanc. Mr. LeBlanc is the sole manager of our Sponsor and may be deemed to have beneficial ownership of the shares of Common Stock held directly by our Sponsor. Mr. LeBlanc disclaims any beneficial ownership of the reported shares owned by our Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

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

Transaction With Related Persons

In order to finance transaction costs in connection with an Initial Business Combination, the sponsor advanced funds to us totaling $220,317. As of December 31, 2025, no amounts were outstanding under such advances. In addition, as of December 31, 2025, we have i) a related party receivable of $97,434 and ii) related party payables of $463,965.

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

On December 5, 2022, we issued the First Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan to us up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of the Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of our Common Stock, at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of our Initial Public Offering. The balance on the First Extension Note as of December 31, 2025 was $750,000.

On June 13, 2023, we issued the Second Extension Note to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) our liquidation. In the event that we do not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of the Initial Business Combination, our Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private warrants to purchase shares of our Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to our Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2025 was $390,000.

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

On January 31, 2025, we issued the January 2025 Promissory Note, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. We have effected drawdowns of $100,000 under the January 2025 Promissory Note through the date of this report.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to BCRG, our current auditor, and CBIZ, Inc. (“CBIZ”), our predecessor auditor, for services rendered during the two years ended December 31, 2025.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. For the years ended December 31, 2025 and 2024, fees billed by BCRG and CBIZ for professional services rendered were $94,000 and $123,600, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay for other services for the years ended December 31, 2025 and 2024.

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

Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the above services and fees for 2025 and 2024 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibits Index

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 14, 2021 by and among the Company and the Underwriter, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

3.1*	Amended and Restated Certificate of Incorporation, dated September 14, 2021, as amended through December 16, 2024.

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.4	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.5	Rights Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022)

10.1	Form of Letter Agreement, dated September 14, 2021, by and between the Company and each of the Sponsor, each officer, each director and each advisory board member of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.2	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.3	Amendment No. 1 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.4	Amendment No. 2 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.5	Amendment No. 3 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.6	Amendment No. 4 to the Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.7	Stock Escrow Agreement, dated September 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.8	Registration Rights Agreement, dated September 14, 2021, by and among the Company, the Sponsor and certain of the Company’s officers, directors and advisory board members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.9	Form of Promissory Note issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.10	Amendment No. 1 to Promissory Note, dated March 27, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed with the SEC on April 15, 2022)

10.11	Form of Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.12	Private Placement Warrants Purchase Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021)

10.14	Promissory Note dated December 5, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022)

10.15	Promissory Note dated June 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.16	Promissory Note, dated October 31, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023)

10.17	Promissory Note dated December 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023)

10.18	Promissory Note dated June 12, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.19	Promissory Note dated December 16, 2024, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.20	Promissory Note, dated January 31, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025)

10.21	Promissory Note, dated June 16, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)

10.22

Promissory Note, dated September 16 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

10.23	Promissory Note, dated March 16, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026)

10.24†	Administrative Services Agreement, dated September 14, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2021)

10.25	Form of Sponsor Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 8, 2021).

19.1*	Insider Trading Policy of the Company

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024)

101.INS	XBRL Inline Instance Document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensation plan or arrangement.
#	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. WinVest hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026

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

Name	Title	Date

/s/ Manish Jhunjhunwala	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Manish Jhunjhunwala

/s/ Mark H. Madden	Chief Strategy Officer, Director	March 30, 2026
Mark H. Madden

/s/ Alok R. Prasad	Head of Growth, Director	March 30, 2026
Alok R. Prasad

/s/ Lawrence S. Kramer	Director	March 30, 2026
Lawrence S. Kramer

/s/ Edward J. McGowan	Director	March 30, 2026
Edward J. McGowan

/s/ Alex Pentland	Director	March 30, 2026
Dr. Alex Pentland

/s/ Martin Schmidt	Director	March 30, 2026
Martin Schmidt

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINVEST ACQUISITION CORP.

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

200 Spectrum Center Drive, Suite 300 Irvine, CA 92618 +1 (714) 234-5980

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors,

WinVest Acquisition Corp.

125 Cambridgepark Drive, Suite 301

Cambridge, Massachusetts 02140

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WinVest Acquisition Corp. (the “Company”) as of December 31, 2025 and December 31, 2024 , the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31,2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 17, 2026, or make monthly deposits into Company’s trust account and obtain board approval to extend the business combination deadline by an additional one month through April 17, 2026 which can be extended to September 17, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion-

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

March 30, 2026

WINVEST ACQUISITION CORP.

BALANCE SHEETS

(Audited)

	December 31, 2025	December 31, 2024
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$111	$566
Related party receivable	97,434	97,434
Prepaid expenses, short-term portion	-	97,078
Total current assets	97,545	195,078

Cash and marketable securities held in Trust Account	3,087,211	3,144,707
Total assets	3,184,756	3,339,785

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,270,826	2,468,713
Income tax payable	141,000	128,000
Excise tax payable	187,240	182,130
Related party payables	463,965	345,000
Extension note, related party	2,040,000	1,680,000
Promissory note, related party	1,687,932	1,204,500
Total current liabilities	7,790,963	6,008,343
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	11,815,963	10,033,343

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 220,036 and 258,778 shares outstanding at redemption values of $14.47 and $12.53 per share as of December 31, 2025 and December 31, 2024, respectively	3,184,646	3,242,141

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 220,036 and 258,778 shares subject to possible redemption as of December 31, 2025 and 2024, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(11,816,141)	(9,935,987)
Total stockholders’ deficit	(11,815,853)	(9,935,699)
Total liabilities and stockholders’ deficit	$3,184,756	$3,339,785

The accompanying footnotes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

Operating expenses:	$1,500,541	$2,572,890
Loss from operations	(1,500,541)	(2,572,890)

Other income:
Interest income	98,851	420,940
Total other income	98,851	420,940

Loss before income taxes	(1,401,690)	(2,151,950)
Provision for income taxes	(13,000)	(80,000)

Net loss	$(1,414,690)	$(2,231,950)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	247,544	753,475
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.49)	$(0.78)

The accompanying footnotes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND REDEEMABLE COMMON STOCK

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	2,875,000	$288	$-	$(6,742,352)	$(6,742,064)
Remeasurement of common stock to redemption value	-	-	-	(859,998)	(859,998)
Net Loss	-	-	-	(2,231,950)	(2,231,950)
Excise tax payable	-	-	-	(101,687)	(101,687)
Balance, December 31, 2024	2,875,000	288	-	(9,935,987)	(9,935,699)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2025	2,875,000	$288	$-	$(9,935,987)	$(9,935,699)
Remeasurement of common stock to redemption value	-	-	-	(460,354)	(460,354)
Net loss	-	-	-	(1,414,690)	(1,414,690)
Excise tax payable	-	-	-	(5,110)	(5,110)
Balance, December 31, 2025	2,875,000	288	-	(11,816,141)	(11,815,853)

The accompanying footnotes are an integral part of these condensed financial statements.

WINVEST ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,414,690)	$(2,231,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(100,355)	(415,046)
Changes in operating assets and liabilities:
Changes in taxes receivable	-	99,814
Changes in prepaid expenses	97,078	36,039
Changes in accounts payable and accrued expenses	802,115	1,476,713
Changes in taxes payable	13,000	(61,000)
Changes in related party payables	118,965	120,000
Net cash used in operating activities	(483,887)	(975,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(360,000)	(485,000)
Withdrawal of interest from Trust Account to pay taxes	-	40,050
Cash withdrawn from Trust Account in connection with redemption	517,850	10,168,702
Net cash provided by investing activities	157,850	9,723,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	483,432	898,000
Proceeds from extension note - related party	360,000	485,000
Redemption of common stock	(517,850)	(10,168,702)
Net cash used in financing activities	325,582	(8,785,702)

NET CHANGE IN CASH	(455)	(37,380)
Cash - Beginning of period	566	37,946
Cash - End of period	$111	$566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$141,000

Non-cash investing and financing activities:
Accretion of common stock to redemption value	$460,354	$859,998
Excise tax payable	$5,110	$101,687

The accompanying footnotes are an integral part of these condensed financial statements.

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

As of December 31, 2025, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through December 31, 2025 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination with EGFH. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, the Company generated dividend income on such money market funds.

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

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has deposited $2,130,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note and one drawdown under the eighth extension note (collectively the “Extension Notes”). Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of December 31, 2025 and December 31, 2024, $2,040,000 and $1,680,000, respectively, was outstanding under the Extension Notes.

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

During 2025, the Company ceased its efforts to consummate the previously announced business combination with Xtribe. While the Business Combination Agreement remains in place, the Company and Xtribe are no longer actively pursuing the transaction. As a result, the Company has discontinued allocating resources toward completing the proposed business combination.

On December 2, 2025, WinVest Acquisition Corp. entered into a Business Combination Agreement (the “Business Combination Agreement”) with WinVest Holdings Corp., an exempted company incorporated and registered in the Cayman Islands (“Pubco”), WinVest Merger Sub I Limited, an exempted company incorporated and registered in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), WV Merger Sub II Corp., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and EFGH, an exempted company incorporated and registered in the Cayman Islands (the “Company”). The business combination has not been consummated as of the date of this filing. Refer to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2025 for additional information.

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

In June 2023, the Company’s stockholders redeemed 627,684 Public Shares for a total of $6,721,795. In November 2023, the Company’s stockholders redeemed 122,306 Public Shares for a total of $1,322,518. In June 2024, the Company’s stockholders redeemed 650,790 Public Shares for a total of $7,367,204. In December 2024, the Company’s stockholders redeemed 233,555 Public Shares for a total of $2,801,498. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of December 31, 2025 and December 31, 2024 and determined that a contingent liability should be calculated and recorded. As of December 31, 2025 and December 31, 2024, the Company recorded $187,240 and $182,130, respectively, of excise tax liability calculated as 1% of total shares redeemed.

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

Going Concern

As of December 31, 2025, the Company had $111 in its operating bank account and a working capital deficit of $7,693,418. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the year ended December 31, 2025, the Company had a net loss of $1,414,690 and expenses from operating activities were $1,500,541, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below), the October 2023 Promissory Note (as defined below) and the January 2025 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering. All activity for the year ended December 31, 2025 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until April 17, 2026, which can be extended to September 17, 2026, assuming the extension requirements are met, to consummate the Initial Business Combination. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and money market funds held in Trust Account at December 31, 2025	$3,087,211	$3,087,211	$-	$-

Cash and money market funds held in Trust Account at December 31, 2024	$3,144,707	$3,144,707	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the years ended December 31, 2025 and 2024.

The loss per share presented in the statement of operations is based on the following:

For the Year Ended December 31, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(1,414,690)
Denominator:
Weighted-average shares outstanding	247,544	2,875,000
Basic and diluted net loss per share	$-	$(0.49)

For the Year Ended December 31, 2024

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(2,231,950)
Denominator:
Weighted-average shares outstanding	753,475	2,875,000
Basic and diluted net loss per share	$-	$(0.78)

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

Recent Accounting Pronouncements

ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. The Company adopted the new standard on December 31, 2025. The adoption of the new standard did not have a material impact on the Company’s financial statements.

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

Related Party Receivable

As of December 31, 2025 and 2024, the Company had a related party receivable for $97,434, related to amounts owed from Sponsor in connection with over withdrawal of funds from Trust Account.

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

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. Through December 31, 2025, the Company effected drawdowns of $1,000,000 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

January 2025 Promissory Note – Related Party

On January 31, 2025, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $1,000,000 (the “January 2025 Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of December 31, 2025, the Company had effected drawdowns of $387,932 under the January 2025 Promissory Note. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of December 31, 2025 and 2024 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of December 31, 2025 and 2024 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of December 31, 2025 and 2024 was $330,000.

As previously disclosed, in connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, the Company issued the Fourth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of December 31, 2025 and 2024 was $180,000.

As previously disclosed, in connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued the Fifth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of December 31, 2025 and 2024 was $180,000 and $30,000, respectively.

As previously disclosed, in connection with the approval of the June 2025 Extension Amendment on June 16, 2025, on June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the extension of the Termination Date. The Sixth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Sixth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Sixth Extension Note as of December 31, 2025 and December 31, 2024 was $90,000 and $0, respectively.

As previously disclosed, in connection with the approval of the September 2025 Extension Amendment on September 16, 2025, on September 16, 2025, the Company issued the Seventh Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Seventh Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Seventh Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Seventh Extension Note as of December 31, 2025 and December 31, 2024 was $120,000 and $0, respectively.

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Through the date of this report, the Company has effected drawdowns of an aggregate of $2,130,000 under the Extension Notes and caused such sums to be deposited into the Trust Account in connection with the extension of the Termination Date from December 17, 2022 to April 17, 2026. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with (a) the vote to approve the Charter Extension Amendment or (b) the consummation of an Initial Business Combination.

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

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of December 31, 2025, $463,965 is owed to the Sponsor under this agreement.

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

On January 15, 2026, the Company issued to Chardan a formal notice of termination of the M&A Agreement. The termination took effect 45 days from the date of the notice.

As of December 31, 2025 and 2024, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of December 31, 2025 and 2024.

Common Shares Subject to Possible Redemption

Balance, December 31, 2023	$12,453,412
Deposits to Trust Account	485,000
Remeasurement of common stock subject to possible redemption	415,047
Taxes withdrawn from Trust Account	(40,050)
Amounts owed to Trust Account in connection with over withdrawal	97,434
Redemption of common stock	(10,168,702)
Balance, December 31, 2024	3,242,141
Deposits to Trust Account	360,000
Redemption of common stock	(517,850)
Remeasurement of common stock subject to possible redemption	100,355
Balance, December 31, 2025	$3,184,646

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of December 31, 2025 and 2024.

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

NOTE 8 – INCOME TAXES

The income tax provision for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Current:
U.S. federal	$12,500	$79,500
State and local	500	500
	13,000	80,000
Deferred:
U.S. federal	(214,000)	(209,000)
State and local	(7,000)	-
	(221,000)	(209,000)
Change in valuation allowance	221,000	209,000
Provision for income taxes	$13,000	$80,000

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2025 and 2024 consist of the following:

	2025		2024
	%	$	%	$
U.S. federal statutory rate	21%	$294,355	21%	$451,910
Effects of:
State taxes, net of federal benefit	-		-
Change in state rate	-		-
Change in non-deductible merger expenses	-6%	(86,355)	-15%	(322,909)
Change in valuation allowance	-16%	(221,000)	-10%	(209,000)
Effective Rate	-1%	$(13,000)	-4%	$(80,000)

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	2025	2024
Deferred tax asset:
Net operating losses	$-	$-
Organization costs/startup costs	1,063,000	842,000
Total deferred tax asset	1,063,000	842,000
Less valuation allowance	(1,063,000)	(842,000)
Net deferred income tax liability	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $1,063,000 and $842,000 as of December 31, 2025 and 2024. To that extent, a full valuation allowance was recorded as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $221,000 and $209,000 for the years ended December 31, 2025 and 2024, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

February Extension

On February 10, 2026, the Company effected the sixth drawdown of $30,000 under the Promissory Note and caused the Sponsor to deposit such sum into the Trust Account in connection with the extension of the Termination Date from February 17, 2026 to March 17, 2026. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share, issued as part of the units sold in the IPO (“Public Shares”) upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

March Shareholder Meeting

On March 13, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “March 2026 Extension Amendment”) to extend the Termination Date from March 17, 2026 to September 17, 2026, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after April 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until September 17, 2026, or a total of up to six months after March 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension.

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on Marcy 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any.

In connection with the vote to approve the March 2026 Extension Amendment, the holders of 14,086 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $13.65 per share, for an aggregate redemption amount of approximately $192,276.

