Form 10-Q
period 2026-09-30
WinVest Acquisition Corp.
filed 2026-11-13
CIK 1854463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 9, 2026, the Registrant had 3,062,746 shares of its common stock, $0.0001 par value per share, outstanding.

WINVEST ACQUISITION CORP.

FOR THE QUARTERLY AND YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WINVEST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$247	$111
Related party receivable	97,434	97,434
Prepaid expenses, short-term portion	22,498	-
Total current assets	120,179	97,545

Cash and marketable securities held in Trust Account	2,746,589	3,087,211
Total assets	2,866,768	3,184,756

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,351,301	3,270,826
Income tax payable	42,495	141,000
Excise tax payable	191,796	187,240
Related party payables	518,965	463,965
Extension note, related party	2,310,000	2,040,000
Promissory note, related party	1,914,766	1,687,932
Total current liabilities	8,329,323	7,790,963
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	12,354,323	11,815,963

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 187,746 and 220,036 shares outstanding at redemption values of $15.15 and $14.47 per share as of September 30, 2026 and December 31, 2025, respectively	2,844,025	3,184,646

Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 2,875,000 issued and outstanding (excluding 187,746 and 220,036 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively)	288	288
Additional paid-in capital	-	-
Accumulated deficit	(12,331,868)	(11,816,141)
Total stockholders’ deficit	(12,331,580)	(11,815,853)
Total liabilities and stockholders’ deficit	$2,866,768	$3,184,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Operating expenses:	$136,662	$319,169	$444,965	$1,363,344
Loss from operations	(136,662)	(319,169)	(444,965)	(1,363,344)

Other income:
Interest income	18,012	26,777	54,717	77,851
Interest expense	-	-	-	-
Total other income	18,012	26,777	54,717	77,851

Loss before income taxes	(118,650)	(292,392)	(390,248)	(1,285,493)
Provision for income taxes	(2,000)	(4,000)	(6,000)	(11,000)

Net loss	$(120,650)	$(296,392)	$(396,248)	$(1,296,493)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	203,378	252,372	208,798	256,600
Basic and diluted net loss per share, redeemable shares subject to redemption	$-	$-	$-	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable shares	$(0.04)	$(0.10)	$(0.14)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2025	2,875,000	$288	$-	$(9,935,987)	$(9,935,699)
Remeasurement of common stock to redemption value	-	-	-	(116,127)	(116,127)
Net loss	-	-	-	(708,544)	(708,544)
Balance, March 31, 2025	2,875,000	288	-	(10,760,658)	(10,760,370)
Remeasurement of common stock to redemption value	-	-	-	(109,644)	(109,644)
Net loss	-	-	-	(291,557)	(291,557)
Balance, June 30, 2025	2,875,000	288	-	(11,161,859)	(11,161,571)
Remeasurement of common stock to redemption value	-	-	-	(123,585)	(123,585)
Excise tax payable	-	-	-	(5,110)	(5,110)
Net loss	-	-	-	(296,392)	(296,392)
Balance, September 30, 2025	2,875,000	288	-	(11,586,946)	(11,586,658)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2026	2,875,000	$288	$-	$(11,816,141)	$(11,815,853)
Remeasurement of common stock to redemption value	-	-	-	49,968	49,968
Net loss	-	-	-	(166,306)	(166,306)
Excise tax payable	-	-	-	(1,923)	(1,923)
Balance, March 31, 2026	2,875,000	288	-	(11,934,401)	(11,934,113)
Remeasurement of common stock to redemption value	-	-	-	(107,854)	(107,854)
Net loss	-	-	-	(109,292)	(109,292)
Balance, June 30, 2026	2,875,000	288	-	(12,151,547)	(12,151,259)
Remeasurement of common stock to redemption value	-	-	-	(57,038)	(57,038)
Net loss	-	-	-	(120,650)	(120,650)
Excise tax payable				(2,633)	(2,633)
Balance, September 30, 2026	2,875,000	288	-	(12,331,868)	(12,331,580)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WINVEST ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(396,248)	$(1,296,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(54,765)	(79,355)
Changes in operating assets and liabilities:
Changes in prepaid expenses	(22,498)	47,080
Changes in accounts payable and accrued expenses	80,474	830,940
Changes in taxes payable	(98,505)	11,000
Changes in related party payables	55,000	89,965
Net cash used in operating activities	(436,542)	(396,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Trust Account	(270,000)	(270,000)
Cash withdrawn from Trust Account	158,653	-
Cash withdrawn from Trust-Continental (TBC)	51,191	-
Cash withdrawn from Trust Account in connection with redemption	455,543	517,850
Net cash provided by investing activities	395,387	247,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	226,834	396,297
Proceeds from extension note - related party	270,000	270,000
Redemption of common stock	(455,543)	(517,850)
Net cash used in financing activities	41,291	148,447

NET CHANGE IN CASH	136	(566)
Cash - Beginning of period	111	566
Cash - End of period	$247	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$100,904	$-

Non-cash investing and financing activities:
Accretion of common stock to redemption value	$(114,924)	$349,357
Excise tax payable	$4,556	$-

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

As of September 30, 2026, the Company had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2026 relates to the Company’s formation, raising funds through the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination and working to consummate an Initial Business Combination with Embed Financial Group Holdings (“EFGH”). To that extent, on October 28, 2026 the currrent proposed business combination with Embed Financial Group Holding was terminated.

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

On September 15, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “September 2026 Extension Amendment”) to extend the Termination Date from September 17, 2026 to October 17, 2027, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after October 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2027, or a total of up to six months after September 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension. Further, as a result of the extension, 18,204 shares were redeemed for total redemption payments of $263,267.

Through the date of this report, the Company has deposited $2,340,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note, six drawdowns under the eighth extension note and two drawdowns under the ninth extension note (collectively the “Extension Notes”).  Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of September 30, 2026 and December 31, 2025, $2,310,000 and $2,040,000, respectively, was outstanding under the Extension Notes.

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

Terminated Proposed Business Combination (Xtribe)

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

Terminated Proposed Business Combination (Embed Financial Group Holdings)

On December 2, 2025, WinVest Acquisition Corp. entered into a Business Combination Agreement (the “Business Combination Agreement”) with WinVest Holdings Corp., an exempted company incorporated and registered in the Cayman Islands (“Pubco”), WinVest Merger Sub I Limited, an exempted company incorporated and registered in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), WV Merger Sub II Corp., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and EFGH, an exempted company incorporated and registered in the Cayman Islands (the “Company”). The business combination was terminated on November 9, 2026.

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

The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) Topic 450, Contingencies (“ASC 450”). ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of September 30, 2026 and December 31, 2025 and determined that a contingent liability should be calculated and recorded. As of September 30, 2026 and December 31, 2025, the Company recorded $189,163 and $187,240, respectively, of excise tax liability calculated as 1% of total shares redeemed.

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

Going Concern

As of September 30, 2026, the Company had $247 in its operating bank account and a working capital deficit of $8,209,144. The Company’s liquidity needs prior to the consummation of the Initial Public Offering have been satisfied through proceeds from advances from a related party, the Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. For the year-to-date period ended September 30, 2026, the Company had a net loss of $396,248 and expenses from operating activities were $444,965, mainly due to costs associated with professional services, including legal, financial reporting, accounting and auditing compliance expenses. The Company intends to use the funds held outside the Trust Account, in addition to additional funds that the Company may borrow under the March 2021 Promissory Note (as defined below), the October 2023 Promissory Note (as defined below) and the January 2025 Promissory Note (as defined below), primarily to pay corporate filing and compliance expenses, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination. Per the terms of the Extension Notes, funds available under such notes are not restricted for use for extension payments. The Company believes it will need to access additional liquidity in order to consummate an Initial Business Combination.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering. All activity for the period ended September 30, 2026 relates to identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s ability to commence operations is contingent upon consummating a business combination. Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Additionally, the Company does not currently have sufficient working capital. Furthermore, the Company’s ability to consummate an Initial Business Combination within the contractual time period is uncertain. The Company currently has until November 17, 2026 to consummate the Initial Business Combination. Based on these circumstances, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

Franchise Taxes

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and money market funds held in Trust Account at September 30, 2026	$2,746,589	$2,746,589	$-	$-

Cash and money market funds held in Trust Account at December 31, 2025	$3,087,211	$3,087,211	$-	$-

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 0% for the redeemable Public Shares and 100% for the non-redeemable shares, reflective of the respective participation rights, for the periods ended September 30, 2026 and 2025.

The loss per share presented in the statement of operations is based on the following:

For the Three-Month Period Ended September 30, 2026

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(120,650)
Denominator:
Weighted-average shares outstanding	203,378	2,875,000
Basic and diluted net loss per share	$-	$(0.04)

For the Three-Month Period Ended September 30, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(296,392)
Denominator:
Weighted-average shares outstanding	252,372	2,875,000
Basic and diluted net loss per share	$-	$(0.10)

For the Nine-Month Period Ended September 30, 2026

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(396,248)
Denominator:
Weighted-average shares outstanding	208,798	2,875,000
Basic and diluted net loss per share	$-	$(0.14)

For the Nine-Month Period Ended September 30, 2025

	Common shares subject to redemption	Non-redeemable Common Shares

Basic and diluted net loss per share
Numerator:
Allocation of net loss	-	(1,296,493)
Denominator:
Weighted-average shares outstanding	256,600	2,875,000
Basic and diluted net loss per share	$-	$(0.45)

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

Related Party Receivable

As of September 30, 2026 and December 31, 2025, the Company had a related party receivable for $97,434, related to amounts owed from Sponsor in connection with over withdrawal of funds from Trust Account.

March 2021 Promissory Note – Related Party

On March 16, 2021, the Company issued an unsecured promissory note to the Sponsor (extended by amendment in March 2022 to the consummation of an Initial Business Combination) (the “March 2021 Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of September 30, 2026. The March 2021 Promissory Note is non-interest bearing and payable on the date on which the Company consummates its Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into Private Placement Warrants to purchase shares of Common Stock of the Company at a conversion price of $0.50 per warrant, and each warrant will entitle the holder to acquire one-half share of the Company’s Common Stock at an exercise price of $11.50 per share, commencing on the date of the Initial Business Combination of the Company, and otherwise on the terms of the Private Placement Warrants.

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

October 2023 Promissory Note – Related Party

On October 31, 2023, the Company issued an unsecured promissory note to the Sponsor (the “October 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. Through September 30, 2026, the Company effected drawdowns of $1,000,000 under the October 2023 Promissory Note. The October 2023 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the October 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

January 2025 Promissory Note – Related Party

On January 31, 2025, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $1,000,000 (the “January 2025 Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. As of September 30, 2026, the Company had effected drawdowns of $614,766 under the January 2025 Promissory Note. The January 2025 Promissory Note does not bear interest and matures upon the closing of the Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the January 2025 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Extension Notes – Related Party

As previously disclosed, on December 5, 2022, the Company issued the First Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $750,000 in connection with the extension of the Termination Date. The First Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the First Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the First Extension Note into private warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private warrant. Such private warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the First Extension Note as of September 30, 2026 and December 31, 2025 was $750,000.

As previously disclosed, in connection with the approval of the June 2023 Extension Amendment on June 12, 2023, on June 13, 2023, the Company issued the Second Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $390,000 in connection with the extension of the Termination Date. The Second Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Second Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. Upon the consummation of an Initial Business Combination, the Sponsor may elect to convert any portion or all of the amount outstanding under the Second Extension Note into private placement warrants to purchase shares of the Company’s Common Stock at a conversion price of $0.50 per private placement warrant. Such private placement warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The balance on the Second Extension Note as of September 30, 2026 and December 31, 2025 was $390,000.

As previously disclosed, in connection with the approval of the November 2023 Extension Amendment on November 30, 2023, on December 13, 2023, the Company issued the Third Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $330,000 in connection with the extension of the Termination Date. The Third Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Third Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Third Extension Note as of September 30, 2026 and December 31, 2025 was $330,000.

As previously disclosed, in connection with the approval of the June 2024 Extension Amendment on June 3, 2024, on June 12, 2024, the Company issued the Fourth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fourth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fourth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fourth Extension Note as of September 30, 2026 and December 31, 2025 was $180,000.

As previously disclosed, in connection with the approval of the December 2024 Extension Amendment on December 10, 2024, on December 16, 2024, the Company issued the Fifth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Fifth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Fifth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Fifth Extension Note as of September 30, 2026 and December 31, 2025 was $180,000.

As previously disclosed, in connection with the approval of the June 2025 Extension Amendment on June 16, 2025, on June 16, 2025, the Company issued the Sixth Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $90,000 in connection with the extension of the Termination Date. The Sixth Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Sixth Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Sixth Extension Note as of September 30, 2026 and December 31, 2025 was $90,000.

As previously disclosed, in connection with the approval of the September 2025 Extension Amendment on September 16, 2025, on September 16, 2025, the Company issued the Seventh Extension Note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the extension of the Termination Date. The Seventh Extension Note does not bear interest and matures upon the earlier of (a) the closing of an Initial Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate an Initial Business Combination, the Seventh Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance on the Seventh Extension Note as of September 30, 2026 and December 31, 2025 was $180,000 and $120,000, respectively.

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

Following the approval of the March 2026 Extension Amendment on March 13, 2026, on March 13, 2026, the Company issued an unsecured promissory note in the principal amount of $180,000 (the “Eighth Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $180,000 in connection with the termination date by which the Company must consummate an initial business combination. The Note does not bear interest and matures upon the earlier of (a) the closing of a Business Combination and (b) the Company’s liquidation. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The balance of the loan was $180,000 as of September 30, 2026.

On September 15, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “September 2026 Extension Amendment”) to extend the Termination Date from September 17, 2026 to October 17, 2027, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after October 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2027, or a total of up to six months after September 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension. Further, as a result of the extension, 18,204 shares were redeemed for total redemption payments of $267,632.

Through the date of this report, the Company has deposited $2,340,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note, six drawdowns under the eighth extension note and two drawdowns under the ninth extension note (collectively the “Extension Notes”).  Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of September 30, 2026 and December 31, 2025, $2,310,000 and $2,040,000, respectively, was outstanding under the Extension Notes.

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

Administrative Support Agreement

The Company entered into an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company beginning in September 2021 and continuing monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation. As of September 30, 2026 and December 31, 2025, $518,965 and $463,965 was owed to the Sponsor under this agreement.

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

As of September 30, 2026 and December 31 2025, the Company recorded deferred underwriting commissions of $4,025,000 payable to Chardan only upon completion of its Initial Business Combination.

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

The following is a reconciliation of the Company’s Common Stock subject to possible redemption as of September 30, 2026:

Common Shares Subject to Possible Redemption

Balance, December 31, 2025	3,184,646
Deposits to Trust Account	270,000
Withdrawals from Trust Account	(209,843)
Redemption of common stock	(455,543)
Remeasurement of common stock subject to possible redemption	54,765
Balance, September 30, 2026	$2,844,025

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, par value $0.0001, and 1,000,000 shares of undesignated preferred stock, par value $0.0001.

In March 2021, the Company issued 2,875,000 Founder Shares at a price of approximately $0.01 per share for total cash of $25,000. There are no shares of preferred stock outstanding as of September 30, 2026 and December 31, 2025.

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

NOTE 8 – INCOME TAXES

The Company incurred a pre-tax loss of $390,248 for the nine months ended September 30, 2026 and recorded a corresponding provision for income taxes of $6,000. The variation in the customary relationship between pretax accounting loss and income tax expense (benefit) was due to a significant portion of the Company’s incurred operating expenses for the period not being considered deductible for income tax purposes.

NOTE 9 – SUBSEQUENT EVENTS

October Extension Payment

On October 16, 2026, the Company effected the second drawdown of $30,000 under the Promissory Note and the Sponsor deposited such sum into the Trust Account in connection with the extension of the Termination Date from October 17, 2026 to November 17, 2026. Such amounts will be distributed either to: (i) all of the holders of shares of the Company’s common stock, par value $0.0001 per share, issued as part of the units sold in the IPO (“Public Shares”) upon the Company’s liquidation, or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.

Business Combination Termination

On November 9, 2026, the Company and Embed Financial Group (“the target”) mutually agreed to terminate the proposed business combination that was initially entered into on May 26, 2026.

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

As of the date of this filing, we had not commenced core operations. All activity for the period from March 1, 2021 (inception) through September 30, 2026, related to our formation, raising funds through our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds.

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

On September 15, 2026, the Company held a special meeting of stockholders, at which the stockholders approved, among other things, an amendment to the Company’s Certificate of Incorporation (the “September 2026 Extension Amendment”) to extend the Termination Date from September 17, 2026 to October 17, 2027, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times by an additional one month each time after October 17, 2026, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 17, 2027, or a total of up to six months after September 17, 2026, unless the closing of the Company’s Initial Business Combination shall have occurred prior thereto, by causing $30,000 to be deposited into the Trust Account for each such extension. Further, as a result of the extension, 18,204 shares were redeemed for total redemption payments of $267,632.

Through the date of this report, the Company has deposited $2,340,000 into the Trust Account in connection with six drawdowns under the First Extension Note, six drawdowns under Second Extension Note, six drawdowns under the Third Extension Note, six drawdowns under the Forth Extension Note, six drawdowns under the Fifth Extension Note, three drawdowns under the Sixth Extension Note, six drawdowns under the Seventh Extension Note, six drawdowns under the eighth extension note and two drawdowns under the ninth extension note (collectively the “Extension Notes”).  Such amounts will be distributed either to: (i) all the holders of Public Shares upon the Company’s liquidation or (ii) holders of such shares who elect to have their shares redeemed in connection with (a) a vote to approve certain specified amendments to the Company’s Certificate of Incorporation or (b) the consummation of an Initial Business Combination. As of September 30, 2026 and December 31, 2025, $2,310,000 and $2,040,000, respectively, was outstanding under the Extension Notes.

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

Results of Operations and Known Trends or Future Events

All activities through September 30, 2026 were related to our organizational activities, preparation for our Initial Public Offering, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after completion of our Initial Business Combination. Subsequent to our Initial Public Offering on September 17, 2021, we generate non-operating income in the form of interest on cash and cash equivalents held in the Trust Account, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. There has been no significant change in our trading position and no material adverse change has occurred since the date of our audited financial statements. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the nine months ended September 30, 2026, our net loss was $396,248 and expenses from operating activities were $444,965, as compared to a net loss of $1,296,493 and expenses from operating activities of $1,363,344 for the nine months ended September 30, 2025. These decreases were mainly due to a decrease in legal and professional fees for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 due to efforts being made to complete our Initial Business Combination in the prior year. We intend to use our operating cash held outside the Trust Account and any funds that we may borrow under promissory notes issued to our Sponsor primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, we had $247 in our operating bank account and a working capital deficit of $8,209,144, as compared to $111 in our operating bank account and a working capital deficit of $7,693,418 as of December 31, 2025. Our liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from a related party, our Sponsor, and from the issuance of Common Stock. Subsequent to the consummation of the Initial Public Offering, liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from our Sponsor’s purchase of Private Placement Warrants held outside of our Trust Account and loans from the Sponsor. We believe we will need to access additional liquidity in order to consummate an Initial Business Combination.

On March 16, 2021, we issued an unsecured promissory note to the Sponsor, which note was amended on March 27, 2022 (the “March 2021 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, of which $300,000 was outstanding under the March 2021 Promissory Note as of September 30, 2026 and December 31, 2025. The March 2021 Promissory Note is non-interest bearing and payable on the date on which we consummate an Initial Business Combination. The Sponsor may elect to convert any portion or all of the amount outstanding under the March 2021 Promissory Note into warrants to purchase shares of our Common Stock at a conversion price of $0.50 per warrant, with each warrant entitling the holder thereof to acquire one-half share of Common Stock at an exercise price of $11.50 per whole share, commencing on the date of our Initial Business Combination. No such conversions have yet occurred. During 2023, we effected drawdowns of $300,000 under the March 2021 Promissory Note. These amounts remain outstanding as of September 30, 2026. The purpose of each drawdown is for the payment of expenses associated with operations and those necessary to initiate an Initial Business Combination.

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, we had not commenced any operations. All activity since inception relates to identifying a target company for an Initial Business Combination and working to consummate our Initial Business Combination. We will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and prior to the liquidation of the money market funds held in the Trust Account in January 2025, we generated dividend income on such money market funds. Our ability to commence operations is contingent upon consummating an Initial Business Combination. We currently have until September 17, 2026 to consummate our Initial Business Combination. Our plan to address the September 17, 2026 liquidation is to extend as needed to provide sufficient time to consummate our Initial Business Combination.

To the extent we are unable to consummate an Initial Business Combination, we will need to pay the costs of liquidation from our current available funds outside the Trust Account, including the approximate amount of $786,844 still available to us under the January 2025 Promissory Note as of September 30, 2026, and from up to $100,000 of interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to pay for dissolution expenses. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses. Based on these circumstances, management has determined that there is substantial doubt about our ability to continue as a going concern due to insufficient liquidity, the uncertainty of liquidity requirements and the mandatory liquidation date within one year.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2026, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination or the Company’s liquidation.

Deferred underwriting discounts and commissions in an amount equal to 3.5% of the gross proceeds raised in the Initial Public Offering, or $4,025,000, will be payable to the underwriters upon the consummation of our Initial Business Combination and will be held in the Trust Account until the consummation of such Initial Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the protection of funds permitted for withdrawal from the Trust Account, the Company’s non-compliance with the Trust Agreement and incorrectly filing income taxes in the state of Delaware and other accounting reconciliations.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2

Promissory Note, dated September 16, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2026)

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

Date: November 12, 2026

